Form 10-Q
period 1996-03-31
PDV AMERICA INC
filed 1996-05-14
CIK 906422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

Commission file number 001-12138

                                PDV America, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   51-0297556
              --------                                   ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                 750 Lexington Avenue, New York, New York 10022
                 ----------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (212) 753-5340
                                 --------------
              (Registrant's telephone number, including area code)

                                      N.A.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $1.00 par value                            1,000
    -----------------------------                            -----
               (Class)                           (Outstanding at April 30, 1996)


                               Page 1 of 20 Pages

                                PDV AMERICA, INC.

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1996

                                      Index
                                      -----

                                                                            Page
                                                                            ----

FACTORS AFFECTING FORWARD LOOKING STATEMENTS...................................3

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets --
             March 31, 1996 and December 31, 1995..............................4

             Condensed Consolidated Statements of Operations --
             Three Month Periods Ended March 31, 1996 and 1995.................5

             Condensed Consolidated Statements of Cash Flows --
             Three Month Periods Ended March 31, 1996 and 1995.................6

             Notes to the Condensed Consolidated Financial Statements.......7-11

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations..............12-18

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K................................19

SIGNATURES

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined product and capital resources available to the Companies (as defined herein) are forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Companies' products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America, Inc. believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Companies, no assurances can be given that such expectations will prove to have been correct.

PART I.  FINANCIAL INFORMATION


                                PDV AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                        MARCH 31,   DECEMBER 31,
                                                          1996         1995
                                                       -----------  ------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                         $   22,400   $   25,794
      Short term investments                                38,000         --
      Accounts receivable, net                             902,497      817,990
      Due from affiliates                                   40,702       61,376
      Inventories                                          784,282      785,275
      Prepaid expenses and other                            41,292       37,625
                                                        ----------   ----------
                  TOTAL CURRENT ASSETS                   1,829,173    1,728,060

NOTES RECEIVABLE FROM PDVSA                              1,000,000    1,000,000
PROPERTY, PLANT AND EQUIPMENT - Net                      2,557,572    2,492,146
RESTRICTED CASH                                             15,641        1,258
INVESTMENTS IN AFFILIATES                                  926,228      881,960
OTHER ASSETS                                               118,370      116,860
                                                        ----------   ----------

TOTAL ASSETS                                            $6,446,984   $6,220,284
                                                        ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
      Short-term bank loans                             $  147,000   $   25,000
      Accounts payable                                     410,199      438,664
      Due to affiliates                                    245,681      176,800
      Taxes other than income                              160,510      173,915
      Other current liabilities                            242,830      241,796
      Income taxes payable                                   8,392        6,068
      Current portion of long-term debt                     95,240       95,240
      Current portion of capital lease obligation           10,559       10,562
                                                        ----------   ----------
                  TOTAL CURRENT LIABILITIES              1,320,411    1,168,045

LONG-TERM DEBT                                           2,201,310    2,155,316
CAPITAL LEASE OBLIGATION                                   141,504      141,504
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                171,794      167,905
OTHER NONCURRENT LIABILITIES                               187,205      188,707
DEFERRED INCOME TAXES                                      410,585      400,137
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                26,368       25,618


COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
      Common stock, $1 par, 1000 shares authorized,
         issued and outstanding                                  1            1
      Additional capital                                 1,232,435    1,232,435
      Retained earnings                                    755,371      740,616
                                                        ----------   ----------
                  TOTAL SHAREHOLDER'S EQUITY             1,987,807    1,973,052
                                                        ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY              $6,446,984   $6,220,284
                                                        ==========   ==========


         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in Thousands)
                                                       THREE MONTH PERIOD ENDED
                                                        MARCH 31,      MARCH 31,
                                                          1996           1995
                                                       -----------    ----------

REVENUES:
   Sales                                               $ 2,566,742    $2,308,994
   Sales to affiliates                                      40,453        48,488
                                                       -----------    ----------
                                                         2,607,195     2,357,482
   Equity in earnings (losses) of affiliates                 9,407        12,596
   Interest income from PDVSA                               19,431        19,431
   Other (loss) income - net                                  (500)        3,407
                                                       -----------    ----------
                                                         2,635,533)    2,392,916
                                                       -----------    ----------


COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses                  2,521,101     2,237,491
   Selling, general and administrative expenses             44,387        34,872
   Interest expense:
         Capital leases                                      4,277         4,543
         Other                                              41,583        39,588
   Minority interest in earnings of
         consolidated subsidiary                               750           406
                                                       -----------    ----------
                                                         2,612,098     2,316,900
                                                       -----------    ----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM           23,435        76,016

INCOME TAXES                                                 8,680        28,001
                                                       -----------    ----------

INCOME BEFORE EXTRAORDINARY ITEM                            14,755        48,015

EXTRAORDINARY ITEM:
   Gain on early extinguishment of debt,
         net of related income taxes of $2,160                --           3,380
                                                       -----------    ----------
NET INCOME                                             $    14,755    $   51,395
                                                       ===========    ==========


         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                  THREE MONTH PERIOD ENDED
                                                                    MARCH 31,    MARCH 31,
                                                                      1996         1995
                                                                   ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES                               ($ 18,220)   $ 147,451
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (100,400)     (66,777)
    (Increase) decrease in restricted cash                           (14,384)       5,622
    Investments in LYONDELL-CITGO Refining Company, Ltd.             (40,547)     (73,037)
    Other                                                              2,211          424
                                                                   ---------    ---------
         Net cash used in investing activities                      (153,120)    (133,768)
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) of revolving bank loans               30,000      (30,000)
    Net proceeds from short-term bank loans                          122,000       29,000
    Payments of term bank loans                                       (7,353)        --
    Proceeds from issuance of tax-exempt bonds                        25,000         --
    Payments on tax-exempt bonds                                        --        (40,237)
    Proceeds from master shelf agreement                                --         25,000
    (Repayments) borrowings of other debt                             (1,786)       7,754
    Proceeds from capitalized leases                                    --           --
    Payments of capital lease obligations                                 85          (75)
                                                                   ---------    ---------
         Net cash provided by (used in) financing activities         167,946       (8,558)
                                                                   ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (3,394)       5,125

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        25,794       22,642
                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  22,400    $  27,767
                                                                   =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest (net of amount capitalized)                      $  61,633    $  49,310
                                                                   =========    =========
         Income taxes                                              $   4,901    $   4,377
                                                                   =========    =========


         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                     THREE MONTH PERIOD ENDED MARCH 31, 1996

1.   Basis of Presentation

          The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1995 and with respect to the interim three month periods ended March 31, 1996 and 1995 is unaudited. In the opinion of management, such interim information contains all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1995 on Form 10-K, dated March 29, 1996, for additional information.

          The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries (including CITGO Petroleum Corporation ("CITGO") and its wholly owned subsidiaries) and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, the "Companies").

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and the accounting for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS 121 will not have a material effect on the consolidated financial position or results of operations of the Company.

          Certain reclassifications have been made to the December 31, 1995 financial statements to conform with the classifications used at March 31, 1996.

2.   Inventories

          Inventories, primarily at LIFO, consist of the following:

                                                            March 31,     December 31,
                                                              1996            1995
                                                           -----------    -----------
                                                           (Unaudited)
                                                               (dollars in thousands)

Refined product...........................................   $ 579,045      $ 588,696
Crude oil.................................................     158,553        149,414
Materials and supplies....................................      46,684         47,165
                                                             ---------      ---------
                                                             $ 784,282      $ 785,275
                                                             =========      =========

3.   Long-term Debt

                                                            March 31,     December 31,
                                                              1996            1995
                                                           -----------    -----------
                                                                 (000's Omitted)
7.25% Senior Notes $250 million face amount due 1998       $   249,471    $   249,420
7.75% Senior Notes $250 million face amount due 2000           250,000        250,000
7.875% Senior Notes $500 million face amount due 2003          496,715        496,633
Revolving bank loan                                            320,000        290,000
Term bank loan                                                 110,294        117,647
8.75% Series A Senior Notes due 1998                            56,250         56,250
9.03% Series B Senior Notes due 2001                           171,429        171,429
9.30% Series C Senior Notes due 2006                           125,000        125,000
Master Shelf Agreement:
  8.55% Senior Notes due 2002                                   25,000         25,000
  8.68% Senior Notes due 2003                                   50,000         50,000
  7.29% Senior Notes due 2004                                   20,000         20,000
  8.59% Senior Notes due 2006                                   40,000         40,000
  8.94% Senior Notes due 2007                                   50,000         50,000
  7.17% Senior Notes due 2008                                   25,000         25,000
  7.22% Senior Notes due 2009                                   50,000         50,000
Tax Exempt Bonds:
  Pollution control revenue bonds due 2004                      15,800         15,800
  Port facilities revenue bonds due 2007                        11,800         11,800
  Louisiana wastewater facility revenue bonds due 2023           3,020          3,020
  Louisiana wastewater facility revenue bonds due 2024          20,000         20,000
  Louisiana wastewater facility revenue bonds due 2025          40,700         40,700
  Gulf Coast solid waste facility revenue bonds due 2025        50,000         50,000
  Gulf Coast solid waste facility revenue bonds due 2026        50,000         50,000
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026                                     25,000           --
Cit-Con bank credit agreement                                   41,071         42,857
                                                           -----------    -----------
                                                             2,296,550      2,250,556
Less current portion of long-term debt                         (95,240)       (95,240)
                                                           -----------    -----------
                                                           $ 2,201,310    $ 2,155,316
                                                           ===========    ===========


          In March 1996, CITGO issued $25 million of Port of Corpus Christi Sewage & Solid Waste Disposal Revenue Bonds due 2026.

4.   Commitments and Contingencies

          Litigation and Injury Claims. Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. Included among these are (i) litigation with a contractor who is claiming additional compensation for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery; CITGO is seeking contractual penalties for nonperformance and breach of contract and also a determination that a portion of any damages awarded would be recoverable from a former owner; (ii) litigation against the State of Louisiana concerning a potential assessment to CITGO and other refiners of a use tax on petroleum coke which accumulates on catalyst during refining operations and a change to the calculation of the sales/use tax on fuel gas generated by refinery operations; and (iii) litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under Federal and State laws of racial discrimination in connection with the employment practices at CITGO's Lakes Charles, Louisiana refining complex; the plaintiffs have appealed the Court's denial of class certification. The Companies are vigorously contesting such lawsuits and claims and believe that their positions are sustainable. The Company has recorded accruals for losses it considers to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts in excess of the Companies' accruals, it is reasonably possible that such determinations could have a material adverse effect on the Companies' results of operations in a given year. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Companies, management of the Companies believes that the ultimate resolution of these lawsuits and claims would not exceed the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Companies by a material amount and, therefore, should not have a material adverse effect on the Companies' financial condition, results of operations or liquidity.

          Environmental Compliance and Remediation. The Companies are subject to various Federal, state and local environmental laws and regulations which may require the Companies to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Companies or other parties. Management believes the Companies are in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

          At March 31, 1996, the Companies had $60 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various sites of the Companies including, but not limited to, CITGO's operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

          Derivative Commodity and Financial Instruments. CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales.

          CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. PDV America itself has no involvement with derivative financial instruments. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 1996, based on the estimated amount that CITGO would receive or pay to terminate the agreement as of that date and taking into account current interest rates was an unrealized loss of $1 million. In connection with the determination of said fair market value, the Companies consider the credit worthiness of the counterparties, but no adjustment was determined to be necessary as a result.

          The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. The market risk to the Company related to these instruments was not significant during any of the periods presented.

5.   Related Party Transactions

          Commencing in the third quarter of 1995, certain deductible costs under certain of CITGO's supply agreements with subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA") were and will be deferred from 1995 and 1996 to the years 1997 through 1999. As a result of this deferral, crude costs for the first quarter of 1996 were approximately $11 million higher, and crude costs for the year 1996 are estimated to be $45 million higher, than that which would otherwise have been payable. However, from 1997 through 1999, crude oil costs are estimated to decrease by approximately $25 million per year as a result of the deferral and without giving effect to other factors that may affect the price payable for crude oil under these agreements.

          In February 1996, the Company received from PDVSA an advance of $38 million. Such advance, plus interest to accrue thereon through July 31, 1996, is intended for, and restricted to, application toward the payment of interest due on such date from PDVSA under the Mirror Notes issued to the Company by PDVSA in connection with the Company's $1 billion issuance of Senior Notes in August 1993. The proceeds of such advance are included in Short term investments.

6.   Subsequent Events and Other

          On April 4, 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. CITGO anticipates that it will offer for sale to the public a tranche of debt securities with an initial aggregate offering price of $200 million as soon as practicable after the effective date of the registration statement. The proceeds of such offering will be used by CITGO for general corporate purposes, including capital expenditures and the repayment of debt.

          On March 24, 1996, managerial, supervisory and other salaried employees of The UNO-VEN Company, in which the Company has an indirect 50% partnership interest ("UNO-VEN"), assumed operating and maintenance duties at UNO-VEN's Lemont, Illinois refinery. UNO-VEN took this action after the Oil, Chemical and Atomic Workers International Union Local 7-517 terminated the labor contract extensions which had been in force since February 1, 1996 and rejected UNO-VEN's proposals for a new contract. While UNO-VEN continues to be willing to negotiate in good faith, the ultimate resolution of the issues involved in such negotiations, and the timing thereof, cannot be predicted at this time. However, UNO-VEN does not anticipate that its actions will result in any material adverse effect on UNO-VEN's operations, and, to date, such actions have resulted in safe, continuous and reliable operation of the refinery.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

          The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the unaudited condensed consolidated financial statements of PDV America included elsewhere herein.

          PDV America's consolidated operating results are affected both by industry factors, such as movements in crude oil and refined product prices, and by company-specific factors, such as the success of wholesale marketing programs and refinery operations. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of PDV America, its wholly-owned operating subsidiary CITGO or its joint venture interest operators. The effect of changes in crude oil prices on PDV America's consolidated operating results depends in part on how quickly refined product prices adjust to reflect these changes. PDV America is insulated to a substantial degree from the price volatility that the industry experiences due to the pricing mechanisms in the crude oil supply agreements that it has with PDVSA or subsidiaries thereof, which are designed to provide a relatively stable level of gross margin on crude oil supplied by PDVSA or its subsidiaries. This supply represented approximately two-thirds of the crude oil processed in refineries operated by CITGO in the first quarter of 1996.

          Due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for the first three months of a calendar year are not necessarily indicative of results to be expected for a full year.


Results of Operations

          The following table summarizes the sources of PDV America's sales revenues:

                                PDV America Sales

                                                  Quarter           Quarter
                                               Ended March 31,   Ended March 31,
                                               ---------------------------------
                                                1996     1995     1996    1995
                                               ---------------------------------
                                               ($ in millions)    (MM gallons)

Gasoline                                       $1,482   $1,412    2,509   2,590
Jet fuel                                          323      269      530     551
Diesel/#2 fuel                                    453      332      794     700
Petrochemicals, industrial products and other
     products                                     189      204      334     312
Asphalt                                            13       19       32      45
Lubricants and waxes                              101       88       52      49
                                               ---------------------------------
          Total refined product sales          $2,561   $2,324    4,251   4,247
Other sales                                        46       33
                                               ---------------------------------
               Total sales                     $2,607   $2,357    4,251   4,247
                                               =================================



          The following table summarizes PDV America' cost of sales and operating expense:

                PDV America Cost of Sales and Operating Expenses

                                                                  Quarter
                                                               Ended March 31,
                                                             -------------------
                                                              1996         1995
                                                             -------------------
                                                               ($ in millions)
Crude oil                                                    $  617       $  540
Refined products                                              1,378        1,185
Intermediate feedstocks                                         197          221
Refining and manufacturing                                      195          174
Other operating costs and expenses and inventory changes        134          117
                                                             -------------------
     Total cost of sales and operating expenses              $2,521       $2,237
                                                             ===================


          Sales increased $250 million, or approximately 11%, in the three month period ended March 31, 1996, as compared to the same period in 1995. Total sales volumes were relatively constant in the first quarter of 1996 as compared to the first quarter of 1995. Total sales volumes of light fuels (gasoline, diesel/#2 and jet fuel) declined slightly in the first quarter of 1996 as compared to the first quarter of 1995 as a result of increases (discussed below) in light fuels sales volumes, excluding bulk sales, being essentially offset by decreases in such bulk sales volumes during the period (as discussed below). Although total sales volumes remained relatively flat, increases in light oil product sales prices resulted in an increase in revenues for the first three months of 1996 as compared to the first three months of 1995.

          Sales volumes of light fuels, excluding bulk sales made for logistical reasons, increased by 10% in the first quarter of 1996 as compared to the first quarter of 1995. Gasoline and distillates had increases of 12% and 13%, respectively, but jet fuel volumes decreased 1%. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 962 independently-owned CITGO branded retail outlets since March 31, 1995, bringing the total number of CITGO branded retail outlets to 14,159 at March 31, 1996 (17 of which are owned by CITGO).

          Sales prices of gasoline, excluding bulk sales, were higher in the first quarter of 1996 than in 1995. The average increase for the first quarter of 1996 from the first quarter of 1995 was 4 cents per gallon, a 7% increase. Sales prices of jet fuel and distillates, excluding bulk sales, increased 9 and 11 cents per gallon, respectively, or 19% and 22%, respectively, in the first quarter of 1996 as compared to the same period in 1995.

          To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales decreased by $113 million, or 21%, from $537 million in the three month period ended March 31, 1995 to $424 million in the same period in 1996. The decrease in revenue is a result of a 28% decrease in volumes offset by a 9% increase in bulk sales prices between the quarters.

          Petrochemicals and industrial products sales revenues decreased 26% and increased 10%, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Petrochemicals revenue decreased as the result of a 1% increase in volume, from 97 million gallons at March 31, 1995 to 98 million gallons at March 31, 1996, offset by a 27% decrease in unit sales price. Industrial products had an 8% growth in volume and a 2% increase in unit sales price.

          Asphalt sales in the first quarter of 1996 were $6 million lower, and sales volumes were 31% lower, than in the same quarter in 1995. The decrease in sales volumes was largely associated with the fact that the first quarter sales of 1995 were unusually high due to a mild winter in the Northeast during that period. Asphalt sales prices increased by 5% in the first quarter of 1996 over the first quarter of 1995.

          Equity in earnings (losses) of affiliates decreased by $3 million for the three month period ended March 31, 1996 as compared to the same period in 1995. The decrease was primarily due to the decrease in the equity in earnings of LYONDELL-CITGO Refining Company, Ltd. (LYONDELL-CITGO) by $1 million, a decrease in the equity in the earnings of Nelson Industrial Steam Company (NISCO) by $1 million and a decrease in the equity in the earnings of UNO-VEN of $1 million.

          Other (loss) income was ($0.5) million for the three month period ended March 31, 1996 as compared to $3.4 million for the same period in 1995. The difference is primarily due to a $2.4 million gain on the termination of an interest rate swap agreement recognized in the first three months of 1995.

          Cost of sales and operating expenses increased by $284 million, or 13%, in the three month period ended March 31, 1996, as compared to the same period in 1995. Higher crude oil costs (an increase from $540 million in the first quarter of 1995 to $617 million in the first quarter of 1996) resulted from a 15% increase in crude prices, an increase of approximately $11 million due to an adjustment in the crude and feedstock supply agreements (discussed below), and a less than 1% decline in crude oil volumes. Refined product purchases increased approximately 16%, from $1,184 million in the first quarter of 1995 to $1,378 million in the first quarter of 1996, as the result of a 4% increase in volumes of refined product purchases to support the increase in sales volumes discussed above, and an 11% increase in sales price between the two periods. Intermediate feedstocks purchases decreased 11% from 1995 to 1996, from $221 million to $197 million. Intermediate feedstock volumes are down 16% between the two periods and sales prices increased 6% from March 31, 1995 to March 31, 1996. Refinery and manufacturing expenses increased 12%, from $174 million to $195 million for the three month periods ended March 31, 1995 and March 31, 1996, respectively. Purchased fuel costs increased by $7 million, from $9 million in 1995 to $16 million in 1996, as a result of price increases. Depreciation and amortization expense increased by $3 million, from $41 million in 1995 to $44 million in 1996. Increased capital expenditures at the Companies' refineries related to environmental compliance and strategic planning will continue to result in increases in capital assets with corresponding increases in depreciation expense.

          CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 55% and 53% of total cost of sales and operating expenses for the first quarter of 1996 and 1995, respectively. CITGO estimates margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined product. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates that its purchased refined product requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of CITGO which would impact the volume of refined products purchased.

          Commencing in the third quarter of 1995, certain deductible costs under certain of CITGO's supply agreements with subsidiaries of PDVSA were and will be deferred from 1995 and 1996 to the years 1997 through 1999. As a result of this deferral, crude costs for the first quarter of 1996 increased approximately $11 million over such costs in the first quarter of 1995, which is included in cost of sales and operating expenses, and it is estimated that crude costs will be approximately $11 million higher for the second quarter 1996 and approximately $45 million higher for the year 1996 than what would otherwise have been payable. However, from 1997 through 1999, crude oil costs are estimated to decrease by approximately $25 million per year as a result of the deferral and without giving effect to other factors that may affect the price paid for crude oil under these agreements.

          The gross margin for the three month period ended March 31, 1996 was $86 million, or 3.3%, compared to $120 million, or 5.1%, for the same period in 1995. The 1996 first quarter gross margin was adversely affected by the crude and feedstock supply agreement changes, the decline in petrochemical profitability, refinery operations and increased volumes of refined products purchased as a percentage of sales volume (in each case, as discussed above).

          Selling, general and administrative expenses increased by 27%, from $35 million in the first quarter of 1995 to $44 million in the first quarter of 1996. The increase is primarily due to an increase of approximately $5 million in advertising and marketing programs. Also, CITGO has begun a multi-year effort to replace its current business information system. Expenditures related to this project were approximately $2 million during the first quarter of 1996.

          Interest expense increased $2 million, or 4% (from $44 million to $46 million) for the first quarter ended March 31, 1996. This increase is partially due to an increase in the level of outstanding debt arising from capital expenditures, capital contributions to LYONDELL-CITGO and reduced cash flow from operations.

          Income taxes were based on an effective tax rate of 37% for both three month periods ended March 31, 1996 and 1995.

          Net income of $51 million for the three month period ended March 31, 1995 includes an extraordinary gain of $3 million, net of related income taxes of $2 million, due to the early extinguishment of tax-exempt Louisiana wastewater facility revenue bonds.


Liquidity and Capital Resources

          For the three month period ended March 31, 1996, the Company's consolidated net cash used in operating activities totaled approximately $18 million, primarily reflecting net income of approximately $15 million and depreciation and amortization of $44 million offset by the net effect of other items of ($77) million. The more significant changes in other items included the increase in accounts receivable, including due from affiliates, of approximately $67 million, increases in prepaid expenses and short term investments of $50 million, partially offset by the net increase in accounts payable, including due to affiliates, of $21 million and the positive effects of other items of $11 million.

          Net cash used in investing activities of $153 million for the three month period ended March 31, 1996 included capital expenditures of $100 million (compared to $67 million for the same period in 1995) and additional investments of $41 million in LYONDELL-CITGO.

          Net cash provided by financing activities of $168 million for the three month period ended March 31, 1996 included proceeds of $122 million from CITGO's short term borrowing facilities, $30 million from CITGO's revolving bank facility, the issuance of $25 million of tax-exempt revenue bonds and net repayments during the period of $9 million on CITGO's term note and other debt.

          As of March 31, 1996, capital resources available to the Companies include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $355 million and $38.5 million of uncommitted short-term borrowing facilities with various banks. The Companies believe that they have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates long-term capital requirement will be satisfied with current capital resources and future financing arrangements. The Companies are in compliance with their respective obligations under their respective debt financing arrangements at March 31, 1996.

          On April 4, 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. CITGO anticipates that it will offer for sale to the public a tranche of debt securities with an initial aggregate offering price of $200 million as soon as practicable after the effective date of the registration statement. The proceeds of such offering will be used by CITGO for general corporate purposes, including capital expenditures and the repayment of debt.


Derivative Commodity and Financial Instruments

          CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales.

          CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined  interest  rate and  commodity  price risks  arising out of CITGO's core activities. PDV America itself has no involvement with derivative financial instruments. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 1996, based on the estimated amount that CITGO would receive or pay to terminate the agreement as of that date and taking into account current interest rates was an unrealized loss of $1 million. In connection with the determination of said fair market value, the Companies consider the credit worthiness of the counterparties, but no adjustment was determined to be necessary as a result.

          The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. The market risk to the Company related to these instruments was not significant during any of the periods presented.

New Accounting Standard

          Effective January 1, 1996, the Company adopted SFAS 121. SFAS 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and the accounting for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS 121 will not have a material effect on the consolidated financial position or results of operations of the Company.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 10-K

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       PDV AMERICA, INC.


Date:  May 13, 1996                                    /s/ ALONSO VELASCO
                                                 ------------------------------
                                                         Alonso Velasco
                                                 President, Chief Executive and
                                                        Financial Officer


Date:  May 13, 1996                                    /s/ JOSE M. PORTAS
                                                 -------------------------------
                                                         Jose M. Portas
                                                           Secretary