Form 10-Q/A
period 1996-03-31
PDV AMERICA INC
filed 1996-07-09
CIK 906422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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
               (Class)                           (Outstanding at April 30, 1996)

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 10-K

         (a)      Exhibits:

                  27       Financial Data Schedule

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

                                                       PDV AMERICA, INC.


Date:  July 9, 1996                                    /s/ ALONSO VELASCO
                                                 ------------------------------
                                                         Alonso Velasco
                                                 President, Chief Executive and
                                                        Financial Officer


Date:  July 9, 1996                                    /s/ JOSE M. PORTAS
                                                 -------------------------------
                                                         Jose M. Portas
                                                           Secretary