Form 10-Q
period 1996-06-30
PDV AMERICA INC
filed 1996-08-14
CIK 906422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1996
                                                 -------------

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

                                      N.A.
         --------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No
                                               ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $1.00 par value                                1,000
 -----------------------------                                -----
            (Class)                              (Outstanding at July 31, 1996)

                                PDV AMERICA, INC.

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1996

                                      Index
                                      -----

                                                                            Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS...................................3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets --
          June 30, 1996 and December 31, 1995..................................4

          Condensed Consolidated Statements of Operations --
          Three Month Periods Ended June 30, 1996 and 1995 and
          Six Month Periods Ended June 30, 1996 and 1995.......................5

          Condensed Consolidated Statements of Cash Flows --
          Six Month Periods Ended June 30, 1996 and 1995.......................6

          Notes to the Condensed Consolidated Financial Statements..........7-11

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.................12-19

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................20

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

PART I.           FINANCIAL INFORMATION
- -------           ---------------------

                                PDV AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                    June 30,                 December 31,
                                                      1996                       1995
                                                   ----------                ------------
                                                   (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $26,486                    $25,794
   Short term investments                             38,000                          -
   Accounts receivable, net                          979,098                    817,990
   Due from affiliates                                58,709                     61,376
   Inventories                                       952,401                    785,275
   Prepaid expenses and other                         50,209                     37,625
                                                  ----------                 ----------
               TOTAL CURRENT ASSETS                2,104,903                  1,728,060

NOTES RECEIVABLE FROM PDVSA                        1,000,000                  1,000,000
PROPERTY, PLANT AND EQUIPMENT, Net                 2,641,638                  2,492,146
RESTRICTED CASH                                       15,778                      1,258
INVESTMENTS IN AFFILIATES                            967,568                    881,960
OTHER ASSETS                                         138,301                    116,860
                                                  ----------                 ----------

TOTAL ASSETS                                      $6,868,188                 $6,220,284
                                                  ==========                 ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Short-term bank loans                            $105,000                    $25,000
   Accounts payable                                  460,346                    438,664
   Due to affiliates                                 285,808                    176,800
   Taxes other than income                           193,586                    173,915
   Other current liabilities                         257,135                    241,796
   Income taxes payable                                  588                      6,068
   Current portion of long-term debt                  95,240                     95,240
   Current portion of capital lease obligation        11,150                     10,562
                                                   ---------                 ----------
               TOTAL CURRENT LIABILITIES           1,408,853                  1,168,045

LONG-TERM DEBT                                     2,467,005                  2,155,316
CAPITAL LEASE OBLIGATION                             135,776                    141,504
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          175,672                    167,905
OTHER NONCURRENT LIABILITIES                         193,570                    188,707
DEFERRED INCOME TAXES                                436,355                    400,137
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY          27,148                     25,618

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
   Common stock, $1 par, 1000 shares authorized,
     issued and outstanding                                1                          1
   Additional capital                              1,232,435                  1,232,435
   Retained earnings                                 791,373                    740,616
                                                  ----------                 ----------
               TOTAL SHAREHOLDER'S EQUITY          2,023,809                  1,973,052
                                                  ----------                 ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY        $6,868,188                 $6,220,284
                                                  ==========                 ==========

         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                        Three Month Period Ended                    Six Month Period Ended
                                                      June 30,            June 30,                June 30,           June 30,
                                                        1996                1995                    1996               1995
                                                  -----------------   -----------------      -----------------   -----------------

REVENUES:
   Sales                                               $3,246,330          $2,902,321           $5,813,072           $5,211,315
   Sales to affiliates                                     87,666              49,823              128,119               98,311
                                                       ----------          ----------           ----------           ----------
                                                        3,333,996           2,952,144            5,941,191            5,309,626

   Equity in earnings (losses) of affiliates               16,129              16,134               25,536               28,730
   Interest income from PDVSA                              19,431              19,431               38,862               38,862
   Other (loss) income, net                                   (47)               (257)                (547)               3,150
                                                       ----------          ----------           ----------           ----------
                                                        3,369,509           2,987,452            6,005,042            5,380,368
                                                       ----------          ----------           ----------           ----------


COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses                 3,229,290           2,849,693            5,750,391            5,087,184
   Selling, general and administrative
        expenses                                           33,487              39,637               77,874               74,509
   Interest expense:
        Capital leases                                      4,276               4,543                8,553                9,086
        Other                                              44,147              43,884               85,730               83,472
   Minority interest in earnings of
        consolidated subsidiary                               780                 410                1,530                  816
                                                       ----------          ----------           ----------           ----------
                                                        3,311,980           2,938,167            5,924,078            5,255,067
                                                        ---------           ---------            ---------            ---------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                  57,529              49,285               80,964              125,301

INCOME TAXES                                               21,527              18,529               30,207               46,530
                                                       ----------          ----------           ----------           ----------

INCOME BEFORE EXTRAORDINARY
   ITEM                                                    36,002              30,756               50,757               78,771

EXTRAORDINARY ITEM:
   Gain on early extinguishment of debt,
        net of related income taxes of
        $2,160                                                  -                   -                    -                3,380
                                                       ----------          ----------           ----------           ----------

NET INCOME                                                $36,002             $30,756              $50,757              $82,151
                                                       ==========          ==========           ==========           ==========


         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                  Three Month Period Ended
                                                                                June 30,             June 30,
                                                                                  1996                 1995
                                                                              -------------       -------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES                           ($79,891)             $73,147
                                                                                --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                  (217,097)            (131,722)
          Increase in restricted cash                                            (14,520)              (9,251)
          Investments in LYONDELL-CITGO Refining Company, Ltd.                   (77,404)            (146,118)
          Investments in and advances to affiliates                                    -              (47,805)
          Other                                                                    2,994                  893
                                                                                --------             --------
                   Net cash used in investing activities                        (306,027)            (334,003)
                                                                                --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net borrowings of revolving bank loans                                 105,000              165,001
          Net proceeds from short-term bank loans                                 80,000               23,500
          Proceeds from issuance of CITGO senior notes                           199,699                    -
          Payments of term bank loans                                            (14,706)                   -
          Proceeds from issuance of tax-exempt bonds                              25,000               90,700
          Payments on tax-exempt bonds                                                 -              (40,237)
          Proceeds from master shelf agreement                                         -               25,000
          (Repayments) borrowings of other debt                                   (3,572)               5,968
          Capital contribution from parent                                             -               15,000
          Payments of capital lease obligations                                   (5,311)              (4,718)
                                                                                --------             ---------
                   Net cash provided by financing activities                     386,110              280,214
                                                                                --------             --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                692               19,358

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    25,794               22,642
                                                                                --------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $26,486              $42,000
                                                                                ========             ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                   Interest (net of amount capitalized)                          $91,228              $92,294
                                                                                ========             ========

                   Income taxes                                                  $21,714              $34,633
                                                                                ========             ========


         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                 THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996

1.       Basis of Presentation

                  The financial information for PDV America, Inc. ("PDV America"
or the "Company") subsequent to December 31, 1995 and with respect to the interim three and six month periods ended June 30, 1996 and 1995 is unaudited. In the opinion of management, such interim information contains all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1995 on Form 10-K, dated March 29, 1996, for additional information.

                  The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries (including CITGO Petroleum Corporation ("CITGO") and its wholly owned subsidiaries) and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, the "Companies").

                  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and the accounting for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS 121 did not have a material effect on the consolidated financial position or results of operations of the Company.

                  Certain reclassifications have been made to the December 31, 1995 financial statements to conform with the classifications used at June 30, 1996.

2.       Inventories

                  Inventories, primarily at LIFO, consist of the following:


                                                                              June 30,           December 31,
                                                                                1996                 1995
                                                                             ----------          ------------
                                                                             (Unaudited)
                                                                                 (dollars in thousands)

Refined product.....................................................          $715,893             $588,696
Crude oil...........................................................           190,216              149,414
Materials and supplies..............................................            46,292               47,165
                                                                              --------             --------
                                                                              $952,401             $785,275
                                                                              ========             ========

3.       Long-term Debt

                                                                               June 30,           December 31,
                                                                                 1996                 1995
                                                                              ----------          ------------
                                                                              (Unaudited)
                                                                                      (dollars in thousands)
7.25% Senior Notes $250 million face amount due 1998                          $249,523                $249,420
7.75% Senior Notes $250 million face amount due 2000                           250,000                 250,000
7.875% Senior Notes $500 million face amount due 2003                          496,797                 496,633
Revolving bank loan                                                            395,000                 290,000
Term bank loan                                                                 102,941                 117,647
Private Placement:
  8.75% Series A Senior Notes due 1998                                          56,250                  56,250
  9.03% Series B Senior Notes due 2001                                         171,429                 171,429
  9.30% Series C Senior Notes due 2006                                         125,000                 125,000
 7.875% Senior Notes $200 million face amount due 2006                         199,699                       -
Master Shelf Agreement:
   8.55% Senior Notes due 2002                                                  25,000                  25,000
   8.68% Senior Notes due 2003                                                  50,000                  50,000
   7.29% Senior Notes due 2004                                                  20,000                  20,000
   8.59% Senior Notes due 2006                                                  40,000                  40,000
   8.94% Senior Notes due 2007                                                  50,000                  50,000
   7.17% Senior Notes due 2008                                                  25,000                  25,000
   7.22% Senior Notes due 2009                                                  50,000                  50,000
Tax Exempt Bonds:
   Pollution control revenue bonds due 2004                                     15,800                  15,800
   Port facilities revenue bonds due 2007                                       11,800                  11,800
   Louisiana wastewater facility revenue bonds due 2023                          3,020                   3,020
   Louisiana wastewater facility revenue bonds due 2024                         20,000                  20,000
   Louisiana wastewater facility revenue bonds due 2025                         40,700                  40,700
   Gulf Coast solid waste facility revenue bonds due 2025                       50,000                  50,000
   Gulf Coast solid waste facility revenue bonds due 2026                       50,000                  50,000
   Port of Corpus Christi sewage and solid waste disposal
         revenue bonds due 2026                                                 25,000                       -
Cit-Con bank credit agreement                                                   39,286                  42,857
                                                                            ----------              ----------
                                                                             2,562,245               2,250,556
Less current portion of long-term debt                                         (95,240)                (95,240)
                                                                            ----------              ----------
                                                                            $2,467,005              $2,155,316
                                                                            ==========              ==========

         In March 1996, CITGO issued $25 million of Port of Corpus Christi Sewage and Solid Waste Disposal Revenue Bonds due 2026. On April 4, 1996, CITGO filed a registration statement with the Securities and Exchange Commission related to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. Pursuant to such registration statement, on May 23, 1996, CITGO issued $200 million face amount of 7.875% Senior Notes due 2006.

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

                  At June 30, 1996, the Companies had $59 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various sites of the Companies including, but not limited to, CITGO's operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

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

                  CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. PDV America itself has no involvement with derivative financial instruments. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 1996, based on the estimated amount that CITGO would receive or pay to terminate the agreement as of that date and taking into account current interest rates was an unrealized gain of $1.5 million. In connection with the determination of said fair market value, the Companies consider the credit worthiness of the counterparties, but no adjustment was determined to be necessary as a result.

                  The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management believes that the market risk to the Company related to these instruments was insignificant during the periods presented.

5.       Related Party Transactions

                  CITGO has various crude oil and feedstock supply agreements with subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"). Commencing in the third quarter of 1995, certain deductible costs under certain of CITGO's supply agreements were and will be deferred from 1995 and 1996 to the years 1997 through 1999. As a result of this deferral, crude costs for the first six months and second quarter of 1996 were approximately $22 million and $11 million higher, respectively, and crude costs for the full year 1996 are estimated to be $45
                                       10
million higher, than that which would otherwise have been payable. However, from 1997 through 1999, crude oil costs are estimated to decrease by approximately $25 million per year as a result of the deferral and without giving effect to other factors that may affect the price payable for crude oil under these agreements.

                  In February 1996, the Company received from PDVSA an advance of $38 million. Such advance, plus interest accrued thereon through July 31, 1996, was applied toward the payment of interest due on such date from PDVSA under the Mirror Notes issued to the Company by PDVSA in connection with the Company's $1 billion issuance of Senior Notes in August 1993. The proceeds of such advance were included in Short term investments at June 30, 1996.

6.       Subsequent Events and Other

                  On March 24, 1996, managerial, supervisory and other salaried employees of The UNO-VEN Company ("UNO-VEN"), in which the Company has an indirect 50% partnership interest, assumed operating and maintenance duties at UNO-VEN's Lemont, Illinois refinery. UNO-VEN took this action after the Oil, Chemical and Atomic Workers International Union Local 7-517 terminated the labor contract extensions which had been in force since February 1, 1996 and rejected UNO-VEN's proposals for a new contract. While UNO-VEN continues to be willing to negotiate in good faith, the ultimate resolution of the issues involved in such negotiations, and the timing thereof, cannot be predicted at this time. However, UNO-VEN does not anticipate that its actions will result in any material adverse effect on UNO-VEN's operations, and, to date, such actions have resulted in safe, continuous and reliable operation of the refinery.

                  On July 25, 1996, CITGO issued $120 million of taxable environmental revenue bonds due 2026. The bonds were issued at a variable rate of interest, which was 5.429% on the date of issuance. The proceeds of this offering will be used to repay existing debt.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                  The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the unaudited condensed Consolidated financial statements of PDV America included elsewhere herein.

                  Petroleum industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies have little control over. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum refining and marketing activities, regulating how companies conduct their operations and formulate their products and, in some cases, directly limiting their profits. Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns (including both seasonal and year-to-year variations) and taxation relative to other energy sources also can be significant. PDV America's consolidated operating results are affected by these industry factors and by company specific factors, such as the success of marketing programs and refinery operations.

                  The refining and marketing business is characterized by high fixed costs resulting from significant capital investments associated with refineries, terminals and related facilities. It is also characterized by substantial fluctuations in variable costs related to costs of crude oil, feedstocks and blending components, and substantial fluctuation in the prices realized for refined products. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Companies. Although an increase or decrease in the price of crude oil, feedstocks or blending components generally results in a corresponding increase or decrease in the price of refined products, there is usually a lag in the realization of any such corresponding change. The effect of changes in crude oil prices on PDV America's consolidated operating results depends in part on how quickly refined product prices adjust to changes in crude oil, feedstock or blending component prices. During the six months ended June 30, 1996, CITGO purchased approximately two-thirds of its crude oil requirements under long-term contracts with subsidiaries of PDVSA. These supply agreements are designed to reduce the volatility of earnings and cash flows from CITGO's refining operations by providing a relatively stable level of gross margin on the crude oil supplied. However, CITGO purchased approximately one-third of its crude oil requirements from other sources, which purchases were subject to market pricing to varying degrees. In addition, CITGO purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and resolve logistical problems. The sale of petrochemicals by CITGO can, if market conditions are favorable, contribute significantly to PDV America's consolidated income. However, petrochemical profit margins have decreased during the first six months of 1996 from 1995 levels. Inflation was not a significant factor in the operations of the Companies during 1995 or the first six months of 1996.

                  Due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for the first six months or the second quarter of a calendar year are not necessarily indicative of results to be expected for a full year.

Results of Operations

                  The following table summarizes the sources of PDV America's sales revenues:

                                PDV America Sales

                              Quarter Ended           Six Months Ended            Quarter Ended            Six Months Ended
                                 June 30,                 June 30,                   June 30,                   June 30,
                          --------------------      --------------------      ---------------------      --------------------
                            1996        1995          1996        1995          1996         1995          1996         1995
                          --------    --------      --------    --------      --------     --------      --------    --------
                                        ($ in millions)                                    (gallons in millions)

Gasoline                   $1,989      $1,902       $3,471      $3,314         2,902        2,961         5,411        5,551
Jet fuel                      322         284          645         553           563          549         1,093        1,100
Diesel/#2 fuel                595         327        1,048         659         1,021          656         1,815        1,356
Petrochemicals,
    industrial products
    and other products        200         216          389         420           343          344           677          656
Asphalt                        75          76           88          95           175          159           207          204
Lubricants and waxes          114         100          215         188            58           51           110          100
                           ------      ------       ------      ------         -----        -----         -----        -----
    Total refined
       product sales       $3,295      $2,905       $5,856      $5,229         5,062        4,720         9,313        8,967
Other sales                    39          47           85          81             -            -             -            -
                           ------      ------       ------      ------         -----        -----         -----        -----
       Total sales         $3,334      $2,952       $5,941      $5,310         5,062        4,720         9,313        8,967
                           ======      ======       ======      ======         =====        =====         =====        =====


                  The following table summarizes PDV America's cost of sales and operating expenses:

                PDV America Cost of Sales and Operating Expenses

                                                               Quarter Ended               Six Months Ended
                                                                 June 30,                      June 30,
                                                              ----------------            -----------------
                                                             1996           1995          1996         1995
                                                          ---------       --------       ------      -------
                                                                         ($ in millions)
Crude oil                                                    $765            $712       $1,382         $1,252
Refined products                                            2,016           1,707        3,394          2,891
Intermediate feedstocks                                       228             214          426            435
Refining and manufacturing                                    206             189          401            364
Other operating costs and expenses and
    inventory changes                                          14              28          147            145
                                                           ------          ------       ------         ------
       Total cost of sales and operating expenses          $3,229          $2,850       $5,750         $5,087
                                                           ======          ======       ======         ======

                  Sales increased $382 million, or approximately 13%, in the three month period ended June 30, 1996, and by $631 million, or 12%, in the six month period ended June 30, 1996, as compared to the same periods in 1995. Total sales volumes increased by 7%, from 4,720 million gallons to 5,062 million gallons, in the second quarter of 1995 as compared to the second quarter of 1996, and increased by 4%, from 8,967 million gallons to 9,313 million gallons, in the first six months of 1995 as compared to the first six months of 1996. The increase in sales volumes, coupled with increases in most product sales prices, resulted in the strong increase in revenues.

                  Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 12% in the second quarter of 1996 as compared to the second quarter of 1995, and increased by 11% in the first six months of 1996 as compared to the same period in 1995. Gasoline, jet fuel and diesel/#2 fuel, excluding bulk sales, had increases of 11%, 4% and 33%, respectively, in the second quarter of 1996 compared to the second quarter of 1995. For the six month period ended June 30, 1996 versus the same period in 1995, gasoline, jet fuel and diesel/#2 fuel sales volumes, excluding bulk sales, had increases of 11%, 2% and 22%, respectively. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 799 independently-owned CITGO branded retail outlets since June 30, 1995, bringing the total number of CITGO branded retail outlets to 14,396 at June 30, 1996 (17 of which are owned by CITGO).

                  Sales prices of gasoline, excluding bulk sales, have been higher in 1996 than in 1995. The average increase for the second quarter of 1996 over the second quarter of 1995 is 4 cents per gallon, a 7% increase. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, increased 8 cents and 10 cents per gallon, respectively, or 15% and 19%, respectively, in the second quarter of 1996 as compared to the same period in 1995. For the six month period ended June 30, 1996, gasoline sales prices were approximately 7% higher, jet fuel sales prices were about 17% higher and diesel/#2 fuel sales prices were approximately 21% higher than for the same period in 1995.

                  To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales decreased by $5 million, or less than 1%, from $758 million in the three month period ended June 30, 1995 to $753 million in the same period in 1996, and by $117 million, or 9%, from $1,294 million in the six month period ended June 30, 1995 to $1,177 million in the same period in 1996. The decrease in revenues is a result of a 5% decrease in sales volumes partially offset by a 4% increase in bulk sales prices between the quarters and a 15% decrease in sales volumes partially offset by a 7% increase in bulk sales prices between the six month periods. Despite the decrease in overall bulk sales revenue, bulk sales revenue of diesel/#2 fuel increased by $159 million, or 109%, for the second quarter of 1996, and increased $201 million, or 74%, for the six month period ended June 30, 1996, as compared to the same periods in 1995. The increases in diesel/#2 fuel bulk sales revenue are the result of an 80% increase in sales combined with a 16% increase in sales prices between the quarters and a 49% increase in sales volumes combined with a 17% increase in sales prices between the six month periods.

                  Petrochemicals and industrial products sales revenues decreased 19% and increased 7%, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, and decreased 22% and increased 11%, respectively, for the six months ended June 30, 1996 versus the six months ended June 30, 1995. Petrochemicals revenue decreases were the result of a 20% decrease in unit sales prices combined with a 1% decrease in sales volumes for the second quarter of 1996 and a 22% decrease in unit sales prices combined with a less than 1% decrease in sales volumes for the six month period ended June 30, 1996, as compared to the same periods in 1995. Industrial products revenue increases were the result of a 7% increase in unit sales prices and a less than 1% increase in sales volumes for the second quarter of 1996 and 5% increases in both unit sales prices and sales volumes for the six month period ended June 30, 1996, as compared to the same periods in 1995.

                  Asphalt sales revenues in the second quarter of 1996 were $1 million lower while sales volumes were 10% higher, and in the first six months of 1996 were $7 million lower while sales volumes were 1% higher, as compared to the same periods in 1995. Asphalt sales prices decreased 10% in the second quarter 1996 and 7% in the first six months of 1996, as compared to the same periods in 1995.

                  Equity in earnings of affiliates, in the aggregate, remained relatively stable for the three month period ended June 30, 1996, but decreased $3.2 million for the six month period ended June 30, 1996, as compared to the same periods in 1995. For the second quarter periods, equity in the earnings of Nelson Industrial Steam Company ("NISCO") increased by $2.4 million, from a loss of $2.6 million in the second quarter of 1995 to a loss of $0.2 million in the second of 1996, while equity in the earnings of LYONDELL-CITGO Refining Company, Ltd. ("LYONDELL-CITGO") decreased $1.7 million, from $2.6 million in the second quarter of 1995 to $0.9 million in the second quarter of 1996, and equity in the earnings of UNO-VEN decreased by $0.3 million. For the six month periods, the decrease in 1996 from 1995 was primarily due to a $2.8 million decrease in the equity in the earnings of LYONDELL-CITGO, from $7.3 million in 1995 to $4.4 million in 1996, and a $1.4 million decrease in equity in the earnings of UNO-VEN, from $11.6 million in 1995 to $10.2 million in 1996, partially offset by an increase in the equity in earnings of NISCO of $1.0 million, from a loss of $3.3 million in 1995 to a loss of $2.3 million in 1996.

                  Other (loss) income, net was a loss of $0.5 million for the six month period ended June 30, 1996 as compared to income of $3.2 million for the same period in 1995. The difference is primarily due to a $2.4 million gain on the termination of an interest rate swap agreement recognized in the first six months of 1995.

                  Cost of sales and operating expenses increased by $379 million, or 13%, in the quarter ended June 30, 1996, and increased $663 million, or 13%, in the six month period ended June 30, 1996, as compared to the same periods in 1995. Higher crude oil costs (an increase from $712 million in the second quarter of 1995 to $765 million in the second quarter of 1996) resulted from a 7% increase in crude oil prices and a 1% increase in crude oil volumes purchased. Crude oil costs increased from $1,252 million in the six month period ended June 30, 1995 to $1,382 million in the first six months of 1996, the result of a 10% increase in crude oil prices and a less than 1% increase in crude oil volumes purchased. Refined product purchases increased in 1996 as compared to the comparable periods in 1995 (an 18% increase, from $1,707 million to $2,016 million, for the second quarter, and a 17% increase, from $2,891 million to $3,394 million, for the first six months). These increases resulted from increases in volumes purchased (an increase of 12% for the second quarter and 8% for the first six months of 1996, as compared to the same periods in 1995), and changes in prices (an increase of 6% for the second quarter and 8% for the first six months of 1996, as compared to the same periods in 1995). Intermediate feedstocks purchases also increased for the second quarter of 1996, to $228 million from $214 million in the second quarter of 1995, or an increase of 7%, but decreased to $426 million for the first six months of 1996 from $435 million for the first six months of 1995, or a decrease of 2%. Intermediate feedstock volumes purchased increased 5% and prices increased 2% between the quarters ended June 30, 1995 and June 30, 1996. Intermediate feedstock volumes purchased decreased 6% and prices increased 4% between the six month periods ended June 30, 1995 and June 30, 1996. Refinery and manufacturing expenses increased for both periods in 1996 as compared to 1995, 9% for the second quarter (from $189 million to $206 million), and 10% for the six month period ended June 30 (from $364 million to $401 million). The increases in refining and manufacturing costs are due primarily to increased costs of purchased fuel and electricity at CITGO's Lake Charles and Corpus Christi refineries as well as the additional manufacturing costs related to the lubricants plants acquired in May 1995. Depreciation and amortization expense increased by $4 million, from $40 million to $44 million for the quarters ended June 30, 1995 and 1996, respectively, and by $8 million, from $80 million to $88 million for the six month periods ended June 30, 1995 and 1996, respectively, due in both cases to increases in depreciation offset by decreases in turnaround amortization. Increased capital expenditures are expected to continue to result in increases in capital assets with corresponding increases in depreciation expense.

                  CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical problems. Refined product purchases represented 62% and 60% of total cost of sales and operating expenses for the second quarter, and 59% and 57% for the first six months, of 1996 and 1995, respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined product. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates that its purchased refined product requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in current trends in purchased product requirements. However, there could be events beyond the control of CITGO which would impact the volumes of refined products purchased.

                  Commencing in the third quarter of 1995, certain deductible costs under certain of CITGO's supply agreements with subsidiaries of PDVSA were and will be deferred from

1995 and 1996 to the years 1997 through 1999. As a result of this deferral, crude costs for the second quarter of 1996 increased approximately $12 million over such costs in the second quarter of 1995, and $22 million over such costs in the first six months of 1995. It is estimated that crude costs will be approximately $11 million higher for the third quarter of 1996 and approximately $45 million higher for the year 1996 than what would otherwise have been payable. However, from 1997 though 1999, crude oil costs are estimated to decrease by approximately $25 million per year as a result of the deferral and without giving effect to other factors that may affect the price paid for crude oil under these agreements.

                  The gross margin for the three month period ended June 30, 1996 was $105 million, or 3.1%, compared to $102 million, or 3.5%, for the same period in 1995. The gross margin for the six month period ended June 30, 1996 was $191 million, or 3.2%, compared to $222 million, or 4.2%, for the six month period ended June 30, 1995. Gross margins in 1996 have been adversely affected by scheduled modifications to the pricing provisions in the crude and feedstock supply agreements, the decline in petrochemical profitability and increased volumes of refined products purchased as a percentage of total sales volumes (in each case, as discussed above).

                  Selling, general and administrative expenses decreased in the second quarter of 1996 by 16%, from $40 million in the second quarter of 1995 to $33 million in the second quarter of 1996, and increased 5% from $75 million in the first six months of 1995 to $78 million in the same period in 1996. The decrease between the quarters is primarily due to the difference in focus of CITGO's marketing programs in the respective quarters. The primary program in effect through March 1996 was designed to increase the number of CITGO branded retail outlets and improve CITGO's overall image. Accordingly, costs were and continue to be expensed as incurred. The program initiated in April 1996 primarily focuses on defending market share and increasing volumes sold to existing distributors by providing an incentive which is earned over time. The accounting for the new program recognizes the program expenses when the incentives are earned.

                  Interest expense remained flat at $48 million for the second quarter of 1996 and increased for the six month period ended June 30, 1996 by $1 million, or 2% (from $93 million to $94 million), as compared to the same periods in 1995.

                  Income taxes for each period shown were based on an effective tax rate of 37%.

                  The net income of $82 million for the six month period ended June 30, 1995 includes an after tax extraordinary gain of $3.4 million on the early extinguishment of certain CITGO tax exempt debt.

Liquidity and Capital Resources

                  For the six month period ended June 30, 1996, the Company's consolidated net cash used in operating activities totaled approximately $79 million. Net income of $51 million and depreciation and amortization of $90 million were offset by net changes in other items of $220 million. The more significant changes in other items included an increase in accounts receivable, including due from affiliates, of approximately $164 million, increases in inventory of $167 million and increases in prepaid expenses and other assets of $74 million, which were partially offset by increases in accounts payable, including due to affiliates, of $126 million and increases in other liabilities of $53 million. The increase in accounts receivables is due primarily to an increase in wholesale and credit card sales driven by increases in both sales volumes and sales prices. Crude oil and refined products inventories have increased from both year-end 1995 and the end of the first quarter of 1996. These increases are due to normal seasonal demand fluctuations for various products. The Company anticipates that inventory levels will be reduced to approximate December 31, 1995 levels by the end of 1996.

                  Net cash used in investing activities of $306 million for the six month period ended June 30, 1996 included capital expenditures of $217 million (compared to $132 million for the same period in 1995), additional investment in LYONDELL-CITGO of $77 million (compared to $146 million for the same period in 1995) and an increase in restricted cash of $15 million.

                  Net cash provided by financing activities of $386 million for the six month period ended June, 30, 1996 included proceeds to CITGO of $80 million from short term borrowing facilities, additional proceeds during the period of $105 million on its revolving bank facility debt and proceeds of $25 million on the revenue bond debt. CITGO also received proceeds of approximately $200 million from the public offering of a tranche of debt securities from the $600 million shelf registration statement filed with the SEC in April 1996. Funds received from these financing activities were partially offset by net repayments of $24 million on CITGO's term note and other debt.

                  As of June 30, 1996, capital resources available to the Companies include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $280 million and $87 million of uncommitted short term borrowing facilities with various banks. The Companies believe that they have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates long term capital requirements will be satisfied with current capital resources and future financing arrangements. The Companies believe they are in material compliance with their respective obligations under their respective debt financing arrangements at June 30, 1996.

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

                  CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. PDV America itself has no involvement with derivative financial instruments. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 1996, based on the estimated amount that CITGO would receive or pay to terminate the agreement as of that date and taking into account current interest rates was an unrealized gain of $1.5 million. In connection with the determination of said fair market value, the Companies considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

                  The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management believes that the market risk to the Company related to these instruments was insignificant during the periods presented.

New Accounting Standard

                  Effective January 1, 1996, the Company adopted SFAS 121. SFAS 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and the accounting for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS 121 did not have a material effect on the consolidated financial position or results of operations of the Company.

PART II.          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  --------

                  27       Financial Data Schedule (filed electronically only)

         (b)      Reports on Form 8-K:
                  -------------------

                           No reports on Form 8-K were filed  during the quarter
                  for which this report is filed.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PDV AMERICA, INC.


Date:  August 13, 1996                     /s/ ALONSO VELASCO
                                           ------------------------------
                                                   Alonso Velasco
                                           President, Chief Executive and
                                                  Financial Officer


Date:  August 13, 1996                     /s/ JOSE M. PORTAS
                                           -------------------------------
                                                   Jose M. Portas
                                                      Secretary