Form 10-Q
period 1996-09-30
PDV AMERICA INC
filed 1996-11-14
CIK 906422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1996

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value                                1,000
-----------------------------                                -----
           (Class)                             (Outstanding at October 31, 1996)

                                PDV AMERICA, INC.

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1996

                                      Index
                                      -----

                                                                            Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS...................................3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets --
         September 30, 1996 and December 31, 1995..............................4

         Condensed Consolidated Statements of Operations --
         Three Month Periods Ended September 30, 1996 and 1995 and
         Nine Month Periods Ended September 30, 1996 and 1995..................5

         Condensed Consolidated Statements of Cash Flows --
         Nine Month Periods Ended September 30, 1996 and 1995..................6

         Notes to the Condensed Consolidated Financial Statements...........7-11

Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.........12-19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................20
Item 6.  Exhibits and Reports on Form 8-K.....................................20

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                PDV AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                        $   30,028    $   25,794
      Accounts receivable, net                            926,320       817,990
      Due from affiliates                                  40,522        61,376
      Inventories                                         897,615       785,275
      Prepaid expenses and other                           72,258        37,625
                                                       ----------    ----------
                  TOTAL CURRENT ASSETS                  1,966,743     1,728,060
                                                       ==========    ==========

NOTES RECEIVABLE FROM PDVSA                             1,000,000     1,000,000
PROPERTY, PLANT AND EQUIPMENT, Net                      2,705,133     2,492,146
RESTRICTED CASH                                            12,028         1,258
INVESTMENTS IN AFFILIATES                                 999,589       881,960
OTHER ASSETS                                              144,199       116,860
                                                       ----------    ----------

TOTAL ASSETS                                           $6,827,692    $6,220,284
                                                       ==========    ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
      Short-term bank loans                            $   86,000    $   25,000
      Accounts payable                                    473,825       438,664
      Due to affiliates                                   223,904       176,800
      Taxes other than income                             159,497       173,915
      Other current liabilities                           252,448       241,796
      Income taxes payable                                  6,903         6,068
      Current portion of long-term debt                    95,240        95,240
      Current portion of capital lease obligation          11,150        10,562
                                                       ----------    ----------
                  TOTAL CURRENT LIABILITIES             1,308,967     1,168,045

LONG-TERM DEBT                                          2,463,003     2,155,316
CAPITAL LEASE OBLIGATION                                  135,776       141,504
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS               179,523       167,905
OTHER NONCURRENT LIABILITIES                              193,532       188,707
DEFERRED INCOME TAXES                                     459,799       400,137
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY               27,071        25,618

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
      Common stock, $1 par, 1000 shares authorized,
         issued and outstanding                                 1             1
      Additional capital                                1,232,435     1,232,435
      Retained earnings                                   827,585       740,616
                                                       ----------    ----------
                  TOTAL SHAREHOLDER'S EQUITY            2,060,021     1,973,052
                                                       ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY             $6,827,692    $6,220,284
                                                       ==========    ==========


         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                 Three Month Period Ended         Nine Month Period Ended
                                               September 30,   September 30,   September 30,   September 30,
                                                   1996            1995            1996            1995
                                               -------------   -------------   -------------   -------------

REVENUES:
   Sales                                        $ 3,258,006     $ 2,659,890     $ 9,071,078     $ 7,860,553
   Sales to affiliates                               52,450          47,593         180,569         156,556
                                                -----------     -----------     -----------     -----------
                                                  3,310,456       2,707,483       9,251,647       8,017,109

   Equity in earnings (losses) of affiliates          9,163          12,696          34,699          41,426
   Interest income from PDVSA                        19,432          19,432          58,294          58,294
   Other (loss) income, net                            (342)            271            (889)          3,421
                                                -----------     -----------     -----------     -----------
                                                  3,338,709       2,739,882       9,343,751       8,120,250
                                                -----------     -----------     -----------     -----------


COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses           3,186,413       2,596,525       8,936,804       7,683,709
   Selling, general and administrative expenses      45,290          43,062         123,164         117,571
   Interest expense:
        Capital leases                                4,133           4,413          12,686          13,499
        Other                                        45,319          43,214         131,049         126,686
                                                        (77)            443           1,453           1,259
                                                -----------     -----------     -----------     -----------
   Minority interest                              3,281,078       2,687,657       9,205,156       7,942,724
                                                -----------     -----------     -----------     -----------



INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                            57,631          52,225         138,595         177,526

INCOME TAXES                                         21,419          19,443          51,626          65,973
                                                -----------     -----------     -----------     -----------

INCOME BEFORE EXTRAORDINARY
   ITEM                                              36,212          32,782          86,969         111,553

EXTRAORDINARY ITEM:
   Gain on early extinguishment of debt,
        net of related income taxes of
        $2,160                                         --              --              --             3,380
                                                -----------     -----------     -----------     -----------

NET INCOME                                      $    36,212     $    32,782     $    86,969     $   114,933
                                                ===========     ===========     ===========     ===========


         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                  Nine Month Period Ended
                                                               September 30,  September 30,
                                                                   1996           1995
                                                               -------------  -------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                      $  73,657     $ 190,560
                                                                 ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                     (318,354)     (207,844)
         (Increase) decrease in restricted cash                    (10,770)       18,038
         Investments in LYONDELL-CITGO Refining Company, Ltd.     (106,361)     (147,768)
         Investments in and advances to affiliates                    --         (47,805)
         Other                                                       3,700           810
                                                                 ---------     ---------
                  Net cash used in investing activities           (431,785)     (384,569)
                                                                 ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net repayments of revolving bank loans                    (10,000)      (35,000)
         Net proceeds from short-term bank loans                    61,000        65,000
         Proceeds from issuance of CITGO senior notes              199,694          --
         Payments of term bank loans                               (22,059)         --
         Proceeds from issuance of tax-exempt bonds                 25,000        90,700
         Proceeds from issuance of taxable bonds                   120,000          --
         Payments on tax-exempt bonds                                 --         (40,237)
         Proceeds from master shelf agreement                         --         100,000
         (Repayments) borrowings of other debt                      (5,357)        4,183
         Capital contribution from parent                             --          15,000
         Payments of capital lease obligations                      (5,916)       (4,784)
                                                                 ---------     ---------
                  Net cash provided by financing activities        362,362       194,862
                                                                 ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                4,234           853

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      25,794        22,642
                                                                 ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  30,028     $  23,495
                                                                 =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest (net of amount capitalized)           $ 150,859     $ 145,155
                                                                 =========     =========

                  Income taxes                                   $  31,213     $  43,786
                                                                 =========     =========

         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

              THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996

1.   Basis of Presentation

         The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1995 and with respect to the interim three and nine month periods ended September 30, 1996 and 1995 is unaudited. In the opinion of management, such interim information contains all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1995 on Form 10-K, dated March 29, 1996, for additional information.

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

         Certain reclassifications have been made to the September 30, 1995 and the December 31, 1995 financial statements to conform with the classifications used at September 30, 1996.

2.   Inventories

         Inventories, primarily at LIFO, consist of the following:

                                                   September 30,    December 31,
                                                       1996             1995
                                                   -------------    ------------
                                                    (Unaudited)
                                                       (Dollars in Thousands)

Refined product                                      $700,083         $588,696
Crude oil                                             149,906          149,414
Materials and supplies                                 47,626           47,165
                                                     --------         --------
                                                     $897,615         $785,275
                                                     ========         ========

3.       Long-term Debt

                                                            September 30,    December 31,
                                                                1996             1995
                                                            ------------     ------------
                                                             (Unaudited)
                                                                (Dollars in Thousands)

7.25% Senior Notes $250 million face amount due 1998         $   249,573     $   249,420
7.75% Senior Notes $250 million face amount due 2000             250,000         250,000
7.875% Senior Notes $500 million face amount due 2003            496,876         496,633
Revolving bank loan                                              280,000         290,000
Term bank loan                                                    95,588         117,647
Private Placement:
  8.75% Series A Senior Notes due 1998                            56,250          56,250
  9.03% Series B Senior Notes due 2001                           171,429         171,429
  9.30% Series C Senior Notes due 2006                           125,000         125,000
7.875% Senior Notes $200 million face amount due 2006            199,707            --
Master Shelf Agreement:
   8.55% Senior Notes due 2002                                    25,000          25,000
   8.68% Senior Notes due 2003                                    50,000          50,000
   7.29% Senior Notes due 2004                                    20,000          20,000
   8.59% Senior Notes due 2006                                    40,000          40,000
   8.94% Senior Notes due 2007                                    50,000          50,000
   7.17% Senior Notes due 2008                                    25,000          25,000
   7.22% Senior Notes due 2009                                    50,000          50,000
Tax Exempt Bonds:
   Pollution control revenue bonds due 2004                       15,800          15,800
   Port facilities revenue bonds due 2007                         11,800          11,800
   Louisiana wastewater facility revenue bonds due 2023            3,020           3,020
   Louisiana wastewater facility revenue bonds due 2024           20,000          20,000
   Louisiana wastewater facility revenue bonds due 2025           40,700          40,700
   Gulf Coast solid waste facility revenue bonds due 2025         50,000          50,000
   Gulf Coast solid waste facility revenue bonds due 2026         50,000          50,000
   Port of Corpus Christi sewage and solid waste disposal
         revenue bonds due 2026                                   25,000            --
Taxable Bonds:
   Louisiana wastewater facility revenue bonds due 2026          120,000            --
Cit-Con bank credit agreement                                     37,500          42,857
                                                             -----------     -----------
                                                               2,558,243       2,250,556
                                                                             -----------
Less current portion of long-term debt                           (95,240)        (95,240)
                                                             -----------     -----------
                                                             $ 2,463,003     $ 2,155,316
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

4.   Commitments and Contingencies

         Litigation and Injury Claims. Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. Included among these are (i) litigation with a contractor who is claiming additional compensation for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery; CITGO is seeking contractual penalties for non-performance and breach of contract and also a determination that a portion of any damages awarded would be recoverable from a former owner; a trial is currently scheduled for March 1997 concerning the non-performance and breach of contracts issues; (ii) litigation against the State of Louisiana concerning a potential assessment to CITGO and other refiners of a use tax on petroleum coke which accumulates on catalyst during refining operations and a change to the calculation of the sales/use tax on fuel gas generated by refinery operations, a Louisiana Supreme Court decision on a similar industry case is expected by December 31, 1996; and
(iii) litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under Federal and State laws of racial discrimination in connection with the employment practices at CITGO's Lakes Charles, Louisiana refining complex; the plaintiffs have appealed the Court's denial of class certification; the initial trials on this litigation are currently scheduled for March 1997. The Companies are vigorously contesting or pursuing, as applicable, such lawsuits and claims and believe that their positions are sustainable. The Company has recorded accruals for losses it considers to be probable and reasonably estimable. However, due to uncertainties involved in litigation, including the matters noted above, there are cases in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts in excess of the Companies' accruals, it is reasonably possible that such determinations could have a material adverse effect on the Companies' results of operations in a given year. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Companies, management of the Companies believes that the ultimate resolution of these lawsuits and claims would not exceed the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Companies by a material amount and, therefore, should not have a material adverse effect on the Companies' financial condition, results of operations or liquidity.

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

         At September 30, 1996, the Companies had $58 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various sites of the Companies including, but not limited to, CITGO's operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

         Recent Developments Relating to Environmental Compliance. Recent developments relating to environmental compliance and remediation matters include the following: (i) during late 1993 and 1994, CITGO Asphalt Refining Company ("CARCO") received two Notices of Violation and two Compliance Orders from the U.S. Environmental Protection Agency ("EPA") related to the operations of certain units at CARCO's Paulsboro, New Jersey asphalt refinery. CARCO disagreed with those allegations, but entered into a consent decree with the EPA that settles this matter for $1,230,000 in October 1996. In November 1996, the EPA filed the Consent Decree with the U.S. District Court, District of New Jersey for public comments and judicial approval; and (ii) on September 30, 1996, CITGO received a Notice of Violation from the EPA, Washington D.C., alleging ten violations of the Clean Air Act in the Chicago-Gary-Lake County, Illinois-Indiana-Wisconsin area, arising from the sale of gasoline that failed to meet the applicable minimum or maximum applicable oxygen content. The EPA has not yet proposed penalties, but CITGO anticipates the proposed penalty could possibly exceed $100,000 but the Company does not expect that such penalties will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         Derivative Commodity and Financial Instruments. CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales.

         CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. PDV America itself has no involvement with derivative financial instruments. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 1996, based on the estimated amount that CITGO would receive or pay to terminate the agreement as of that date and taking into account current interest rates was an unrealized gain of $0.2 million. In connection with the determination of said fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

         The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management believes that the market risk to the Company related to these instruments was insignificant during the periods presented.

5.   Related Party Transactions

         CITGO has various long-term crude oil and feedstock supply agreements with subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"). Commencing in the third quarter of 1995, certain deductible costs under certain of CITGO's supply agreements were and will be deferred from 1995 and 1996 to the years 1997 through 1999. As a result of this deferral, crude costs for the first nine months and third quarter of 1996 were approximately $33 million and $11 million higher, respectively, and crude costs for the full year 1996 are estimated to be $45 million higher, than that which would otherwise have been payable. However, from 1997 through 1999, crude oil costs are estimated to decrease by approximately $25 million per year as a result of the deferral and without giving effect to other factors that may affect the price payable for crude oil under these agreements.


6.   Other Matters

         On March 24, 1996, managerial, supervisory and other salaried employees of The UNO-VEN Company ("UNO-VEN"), in which the Company has an indirect 50% partnership interest, assumed operating and maintenance duties at UNO-VEN's Lemont, Illinois refinery. UNO-VEN took this action after the Oil, Chemical and Atomic Workers International Union Local 7-517 terminated the labor contract extensions which had been in force since February 1, 1996 and rejected UNO-VEN's proposals for a new contract. While UNO-VEN has negotiated and is willing to continue to negotiate in good faith with the Oil, Chemical and Atomic Workers International Union Local 7-517, the ultimate resolution of the issues involved in such negotiations, and the timing thereof, cannot be predicted at this time. However, UNO-VEN does not anticipate that its actions will result in any material adverse effect on UNO-VEN's operations, and, to date, such actions have resulted in safe, continuous and reliable operation of the refinery.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the unaudited condensed Consolidated Financial Statements of PDV America included elsewhere herein.

         Petroleum industry operations and profitability are influenced by a large number of factors, which individual petroleum refining and marketing companies cannot entirely control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum, refining and marketing activities, regulating the manner in which companies conduct their operations and formulate their products, and, in some cases, directly limiting their profits. Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns (including both seasonal and year-to-year variations) and taxation relative to other energy sources can also be significant. The Company's consolidated operating results are affected by these industry-specific and by company-specific factors, such as the success of marketing programs and refinery operations.

         The refining and marketing business is characterized by high fixed costs resulting from significant capital investments associated with refineries, terminals and related facilities. It is also characterized by substantial fluctuations in variable costs related to costs of crude oil, feedstocks and blending components, and substantial fluctuation in the prices realized for refined products. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Companies. Although an increase or decrease in the price of crude oil, feedstocks or blending components generally results in a corresponding increase or decrease in the price of refined products, there is usually a lag in the realization of any such corresponding change. The effect of changes in crude oil prices on PDV America's consolidated operating results depends in part on how quickly refined product prices adjust to changes in crude oil, feedstock or blending component prices. During the nine months ended September 30, 1996, CITGO purchased approximately two-thirds of its crude oil requirements under long-term contracts with subsidiaries of PDVSA. These supply agreements are designed to reduce the volatility of earnings and cash flows from CITGO's refining operations by providing a relatively stable level of gross margin on the crude oil supplied. However, CITGO purchased approximately one-third of its crude oil requirement from other sources, which purchases were subject to market pricing to varying degrees. In addition, CITGO purchases significant volumes of refined products to supplement the production from its refineries to meet market demands and resolve logistical problems. The sale of petrochemicals by CITGO can, if market conditions are favorable, contribute significantly to PDV America's consolidated income. However, petrochemical profit margins have decreased during the first nine months of 1996 from 1995 levels. Inflation was not a significant factor in the operations of the Companies during 1995 or the first nine months of 1996.

         Due to the seasonality of refined products and refinery maintenance schedules, results of operations for the first nine months or the third quarter of a calendar year are not necessarily indicative of results to be expected for the full year.

Results of Operations

         The following table summarizes the sources of PDV America's sales revenues:

                                PDV America Sales

                           Quarter Ended   Nine Months Ended  Quarter Ended    Nine Months Ended
                           September 30,     September 30,     September 30,     September 30,
                           -------------     -------------     -------------     -------------
                           1996     1995     1996     1995     1996     1995     1996     1995
                           ----     ----     ----     ----     ----     ----     ----     ----
                                (Dollars in Millions)               (Gallons in Millions)

Gasoline                  $1,959   $1,663   $5,430   $4,977    3,023    2,947    8,434    8,498
Jet fuel                     396      285    1,041      838      634      556    1,727    1,656
Diesel/#2 fuel               496      324    1,544      983      817      664    2,632    2,020
Petrochemicals,
    industrial products
    and other products       212      206      601      626      366      459    1,043    1,115
Asphalt                       94       90      182      186      209      178      416      382
Lubricants and waxes         111      112      326      300       56       58      166      158
                          ------   ------   ------   ------   ------   ------   ------   ------
    Total refined
       product sales      $3,268   $2,680   $9,124   $7,910    5,105    4,862   14,418   13,829
Other sales                   42       27      128      107     --       --       --       --
                          ------   ------   ------   ------   ------   ------   ------   ------
       Total sales        $3,310   $2,707   $9,252   $8,017    5,105    4,862   14,418   13,829
                          ======   ======   ======   ======   ======   ======   ======   ======




         The following table summarizes PDV America's cost of sales and operating expenses:

                PDV America Cost of Sales and Operating Expenses

                                              Quarter Ended    Nine Months Ended
                                              September 30,     September 30,
                                              -------------     -------------
                                              1996     1995     1996     1995
                                              ----     ----     ----     ----
                                                   (Dollars in Millions)

Crude oil                                    $  747   $  588   $2,129   $1,840
Refined products                              1,829    1,393    5,224    4,284
Intermediate feedstocks                         250      253      676      687
Refining and manufacturing costs                201      195      602      559
Other operating costs and expenses and
         inventory changes                      159      168      306      314
                                             ------   ------   ------   ------

Total cost of sales and operating expenses   $3,186   $2,597   $8,937   $7,684
                                             ======   ======   ======   ======




         Sales, revenues and volumes. Sales increased $603 million, or approximately 22%, in the three-month period ended September 30, 1996, and by $1,235 million, or 15%, in the nine-month period ended September 30, 1996, as compared to the same periods in 1995. Total sales volumes increased by 5% from 4,862 million gallons in the third quarter of 1995 to 5,105 million gallons in the third quarter of 1996, and increased by 4% from 13,829 million gallons in the first nine months of 1995 to 14,418 million gallons in the first nine months of

1996. The increase in volumes, coupled with increases in most product sales prices, resulted in the increase in revenues.

         Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 10% in the third quarter of 1996 as compared to the third quarter of 1995, and increased by 11% in the first nine months of 1996 as compared to the same period in 1995. Gasoline, jet fuel and diesel/#2 fuel, excluding bulk sales, had sales volume increases of 8%, 13% and 23%, respectively, in the third quarter of 1996, compared to the third quarter of 1995. For the nine-month period ended September 30, 1996 versus the same period in 1995, gasoline, jet fuel and diesel/#2 fuel, excluding bulk sales, had sales volume increases of 10%, 6% and 23%, respectively. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 808 independently owned CITGO branded retail outlets since September 30, 1995, bringing the total number of CITGO branded retail outlets to 14,572 at September 30, 1996, (17 of which are owned by CITGO).

         Sales prices of gasoline, excluding bulk sales, have been higher for the nine-month period ended September 30, 1996 as compared to the same period in 1995. The average increase for the third quarter of 1996 over the third quarter of 1995 is 9 cents per gallon, representing a 15% increase. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, increased 11 cents and 12 cents per gallon, respectively, or 22% and 24%, respectively, in the third quarter of 1996 as compared to the same period in 1995. For the nine-month period ended September 30, 1996, gasoline prices were approximately 10% higher, jet fuel prices were approximately 18% higher and diesel/#2 fuel prices were approximately 22% higher as compared to the same period in 1995.

         To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales increased by $93 million, or 15%, from $619 million in the three-month period ended September 30, 1995 to $712 million in the same period in 1996, and decreased by $24 million, or 1%, from $1,913 million in the nine-month period ended September 30, 1995 to $1,889 million in the same period in 1996. The increase in the three-month period ended September 30, 1996 in revenue is a result of a 16% increase in bulk sales prices partially offset by a less than 1% decrease in volumes and the decrease in the nine-month period ended September 30, 1996 is a result of a 10% decrease in volumes partially offset by a 10% increase in bulk sales prices. Despite the nine-moth period decrease in overall bulk sales revenue, bulk sales revenue of diesel/#2 fuel increased by $76 million, or 52% for the third quarter ended September 30, 1996 and increased $277 million, or 67% for the nine-month period ended September 30, 1996 as compared to the same periods in 1995. The increase in diesel/#2 fuel bulk sales revenue is the result of a 23% increase in volumes combined with a 24% increase in sales prices between the quarters and a 40% increase in volumes combined with a 19% increase in bulk sales prices between the nine-month periods.

         Petrochemicals and industrial products sales revenues increased 8% and decreased 2%, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and decreased 14% and increased 6%, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The petrochemicals revenue increase was the result of a 10% increase in volume partially offset by a 3% decrease in unit sales price and the decrease for the nine-month period ended September 30, 1996 was the result of a 17% decrease in unit sales prices and a 2% increase in volume as compared to the same periods in 1995. The industrial products revenue decrease was the result of an 11% increase in unit sales prices and a 12% decrease in volumes for the third quarter of 1996 and the increase was the result of an 8% increase in unit sales prices and a 2% volume decrease for the nine-month period ended September 30, 1996, as compared to the same periods in 1995.

         Asphalt sales revenues in the third quarter of 1996 were $4 million higher, and sales volumes were 17% higher as compared to the same period in 1995, and sales revenues were $2 million lower, and sales volumes were 9% higher, in the first nine months of 1996 as compared to the same period in 1995. Asphalt sales prices decreased 11% in the third quarter of 1996, and 9% in the first nine months of 1996, from the same periods in 1995.

         Equity in earnings (losses) of affiliates. Equity in earnings of affiliates, in the aggregate, decreased by $3.5 million overall for the three-month period and decreased $6.7 million overall for the nine-month period ended September 30, 1996 as compared to the same periods in 1995. For the third quarter periods, equity in earnings of Nelson Industrial Steam Company ("NISCO") increased by $1.1 million, from a loss of $1.2 million in the third quarter of 1995 to a loss of $0.1 million in the third quarter of 1996 and equity in the earnings of UNO-VEN increased $1.3 million, from $4.0 million in the third quarter of 1995 to $5.3 million in the third quarter of 1996 while equity in the earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO") decreased $4.8 million, from $4.0 million in the third quarter of 1995 to $0.8 million in the third quarter of 1996. For the first nine months, the decrease in 1996 from 1995 was primarily due to a decrease in the equity in the earnings of LYONDELL-CITGO which decreased $7.6 million, from $11.2 million in the first nine months of 1995 to $3.6 million in the first nine months of 1996. This decrease was partially offset by an increase in the equity in earnings of NISCO of $2.0 million, from a loss of $4.4 million to a loss of $2.4 million in the nine months ended September 30, 1995 as compared to 1996.

         As of September 30, 1996, LYONDELL-CITGO was not in compliance with a financial ratio covenant contained in LYONDELL-CITGO's $450 million five-year credit facility and its $70 million 360-day revolving working capital facility (together the "LCR Credit Facilities"). Effective as of November 13, 1996, the LCR Credit Facilities were amended for the third quarter of 1996 through June 30, 1997. As a result of these amendments, LYONDELL-CITGO is currently in compliance with the financial covenants in the LCR Credit Facilities.

         Other (loss) income, net. Other (loss) income, net was $(0.9) million for the nine-month period ended September 30, 1996 as compared to $3.4 million for the same period in 1995. The difference is primarily due to a $2.4 million gain on the termination of an interest rate swap agreement recognized in the first nine months of 1995.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $589 million or 23%, in the quarter ended September 30, 1996, and increased $1,253 million, or 16%, in the nine-month period ended September 30, 1996, as compared to the same periods in 1995. Higher crude oil costs (an increase from $588 million in the third quarter of 1995 to $747 million in the third quarter of 1996) resulted from a 22% increase in crude prices, and a 4% increase in crude oil volumes purchased. Crude oil costs increased from $1,840 million in the nine-month period ended September 30, 1995 to $2,129 million in the first nine months of 1996, the result of a 14% increase in crude prices, and a 1% increase in crude oil volumes purchased. Refined product purchases increased in 1996 as compared to the comparable period in 1995 (a 31% increase from $1,393 million to $1,829 million for the third quarter, and a 22% increase from $4,284 million to $5,224 million, for the first nine months). These increases resulted from increases in refined product purchase volumes (a 15% increase for the third quarter and a 10% increase for the first nine months of 1996 as compared to the same periods in
1995), and changes in prices (a 15% increase for the third quarter and a 10% increase for the first nine months of 1996 as compared to the same periods in
1995). Intermediate feedstock purchases decreased to $250 million from $253 million in the third quarter of 1995, or a decrease of 1%, and decreased to $676 million for the first nine months of 1996 from $687 million for the first nine months of 1995, or a decrease of 25%. Intermediate feedstock volumes purchased decreased 22%, and prices increased 27% between the quarters ended September 30, 1995 and September 30, 1996. Intermediate feedstock volumes purchased decreased 13% and prices increased 13% between the nine-month periods ended September 30, 1995 and September 30, 1996. Refining and manufacturing expenses increased for both periods in 1996 as compared to 1995, 3% for the third quarter (from $195 million to $201 million), and 8% for the nine-month period ended September 30 (from $559 million to $602 million). The increases in refining and manufacturing expenses are due primarily to increased costs of purchased fuel and electricity at CITGO's Lake Charles and Corpus Christi refineries as well as the additional manufacturing costs related to the lubricants plant acquired in May 1995. Depreciation and amortization expense increased by $9 million, from $42 million to $51 million for the quarters ended September 30, 1995 and 1996, respectively, and by $17 million, from $122 million to $139 million for the nine-month periods ended September 30, 1995 and 1996, respectively, due in both cases to increases in depreciation and turnaround amortization. Increased capital expenditures are expected to continue to result in increases in depreciation expense.

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 57% and 54% of total costs of sales and operating expenses for the third quarters of 1996 and 1995, respectively, and 58% and 56% for the first nine months of 1996 and 1995, respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates that its purchased refined product requirements will continue to increase to meet market demands. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of CITGO which would impact the volume and profit margins of refined products purchased.

         Commencing in the third quarter of 1995, certain deductible costs under certain of CITGO's supply agreements with subsidiaries of PDVSA were and will be deferred from 1995 and 1996 to the years 1997 through 1999. The estimated impact of this adjustment is an increase in crude oil cost of $11 million per quarter beginning in the third quarter of 1995 and $45 million for 1996 over what would otherwise have been payable. As a result of this deferral, crude costs for the first nine months of 1996 increased approximately $33 million over such costs in the first nine months of 1995. (See Note 5 to the Condensed Consolidated Financial

Statements.) From 1997 through 1999, crude oil costs are estimated to decrease by approximately $25 million per year as a result of the deferral and without giving effect to other factors that may affect the price paid for crude oil under the supply agreements, effective January 1, 1992, between CITGO and PDVSA.

         Gross margin. The gross margin for the three-month period ended September 30, 1996 was $124 million, or 3.7%, compared to $111 million, or 4.1%, for the same period in 1995. The gross margin for the nine-month period ended September 30, 1996 was $315 million, or 3.4%, compared to $333 million, or 4.2% for the nine-month period ended September 30, 1995. Gross margins in 1996 have been adversely affected by the scheduled modifications to the pricing provisions in the crude and feedstock supply agreements, the decline in petrochemical profitability, increased volumes of refined products purchased as a percentage of sales volume and increased costs of purchased fuel and electricity at the refineries (in each case, as discussed above).

         Selling, general and administrative expenses. Selling, general and administrative expenses increased in the third quarter of 1996 by 5%, from $43 million in the third quarter of 1995 to $45 million in the third quarter of 1996, and increased 3% from $118 million in the first nine months of 1995 to $123 million in the same period in 1996. The increase during the third quarter and the nine months ended September 30, 1996 is primarily due to increased marketing expenses in 1996, including the effect of the change in focus of the Company's marketing programs, designed to defend market share and increase volumes sold to existing distributors by providing an incentive which is earned over time.

         Interest expense. Interest expense increased by approximately $1 million, or 4% (from $48 million to $49 million), for the third quarter ended September 30, 1996, and increased year-to-date by approximately $4 million, or 4% (from $140 million to $144 million), as compared to the same period in 1995.

         Income taxes. Income taxes for each period reported were based on an effective tax rate of approximately 37%.

         Net income. The net income of $115 million for the nine-month period ended September 30, 1995 includes an after-tax extraordinary gain of $3.4 million on the early extinguishment of certain tax-exempt debt.

Liquidity and Capital Resources

         For the nine-month period ended September 30, 1996, the Company's consolidated net cash provided by operating activities totaled approximately $74 million. Net income of $87 million and depreciation and amortization of $142 million were offset by net changes in other items of $155 million. The more significant changes in other items included an increase in accounts receivable (including amounts due from affiliates) of $96 million, increases in inventory of $112 million and increases in prepaid expenses and other assets of $63 million, which were partially offset by increases in accounts payable (including amounts due to affiliates) of $63 million, increases in deferred taxes of $19 million, and an increase in other liabilities of $29 million. The increase in accounts receivable is due primarily to an increase in credit card receivables and crude oil receivables. The increase in credit card receivables is primarily the result of an increase in the number of active accounts, higher gasoline prices and increased use of revolving credit. The increase in crude oil receivables is a result of an increase in crude oil sales volumes and prices. Refined products inventories have increased from year-end 1995 due to normal seasonal fluctuations for various products. The Company anticipates that inventory levels will be 5% to 10% higher as compared to December 31, 1995 levels by the end of 1996.

         Net cash used in investing activities of $432 million for the nine-month period ended September 30, 1996 include capital expenditures of $318 million (compared to $208 million for the same period in 1995), additional investment in LYONDELL-CITGO of $106 million (compared to $148 million for the same period in 1995) and an increase in restricted cash of $11 million. Net cash provided by financing activities of $362 million for the nine-month period ended September 30, 1996 included proceeds to CITGO of $61 million from short-term borrowing facilities, proceeds of $25 million from a tax-exempt revenue bond issue and proceeds of $120 million from a taxable revenue bond issue. CITGO also received approximately $200 million from the public offering of a tranche of debt securities from the $600 million shelf registration statement filed with the Securities and Exchange Commission in April 1996. Funds received from these financing activities were partially offset by net repayments of $43 million on the Company's term loan, revolving bank loans and other debt.

         As of September 30, 1996, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $395 million and $94 million of uncommitted short-term borrowing facilities with various banks. The Company believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements. The Companies believe that they are in compliance with their obligations under their debt financing arrangements at September 30, 1996 in all material respects.


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

         CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well-defined interest rate and commodity price risks arising out of CITGO's core activities. PDV America itself has no involvement with derivative financial investments. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 1996, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized gain of $0.2 million. In connection with the determination of said fair market value, the Company considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result of such consideration.

         The impact of these instruments on costs of sales and operating expenses and pretax earning was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

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

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         For a description of certain recent developments relating to environmental compliance, see Note 4 to the Condensed Consolidated Financial Statements (unaudited) for the Three and Nine Month Periods Ended September 30, 1996, included in Part I hereof.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27       Financial Data Schedule (filed electronically only)

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

                                                 PDV AMERICA, INC.


Date:  November 14, 1996                                /s/ ALONSO VELASCO
                                                 ------------------------------
                                                         Alonso Velasco
                                                 President, Chief Executive and
                                                       Financial Officer


Date:  November 14, 1996                                /s/ JOSE M. PORTAS
                                                 -------------------------------
                                                         Jose M. Portas
                                                           Secretary