Form 10-K
period 1996-12-31
PDV AMERICA INC
filed 1997-03-28
CIK 906422

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

(X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                        Commission File Number 001-12138

                                PDV America, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        51-0297556
------------------------------                           -------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

                              750 Lexington Avenue
                            New York, New York 10022
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)

        Registrant's telephone number, including area code (212) 753-5340

              Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                                      Name of Each Exchange
      Title of Each Class                              on Which Registered
--------------------------------------------------------------------------------
7-1/4% Senior Notes, Due 1998                     New York Stock Exchange, Inc.
7-3/4% Senior Notes, Due 2000                     New York Stock Exchange, Inc.
7-7/8% Senior Notes, Due 2003                     New York Stock Exchange, Inc.


        Securities registered pursuant to Section 12(g) of the Act: None

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

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K:
                                Not Applicable.

    Aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable

     Number of shares of Common Stock outstanding as of March 1, 1997: 1,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----


FACTORS AFFECTING FORWARD LOOKING STATEMENTS................................ ii

                                     PART I

ITEMS 1. AND 2.    BUSINESS AND PROPERTIES..................................  1
ITEM 3.            LEGAL PROCEEDINGS........................................ 20
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS......................................... 21

                                     PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY  AND
                   RELATED STOCKHOLDER MATTERS.............................. 22
ITEM 6.            SELECTED FINANCIAL DATA.................................. 22
ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS............................................... 24
ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY
                   DATA..................................................... 34
ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE................... 34

                                    PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE
                   REGISTRANT............................................... 35
ITEM 11.           EXECUTIVE COMPENSATION................................... 36
ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT.................................... 36
ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS............................................. 36

                                     PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
                   FORM 8-K................................................. 38

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

                  This  Annual  Report on Form 10-K  contains  certain  "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as
amended. Specifically, all statements under the captions "Items 1 and 2--Business and Properties" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to expected increases in production capacity and related capital expenditures and investments, environmental compliance and remediation and related capital expenditures, and future capital expenditures in general are forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to increased costs in related technologies, and such technologies producing anticipated results, as well as performance by third parties in accordance with contractual terms and specifications, in particular, but without limitation, with respect to construction contracts and indemnification agreements. Should one or more of these risks or uncertainties, or other risks and uncertainties (some of which may be unforeseen at this time) materialize, actual results may vary materially from those estimated, anticipated or projected. Specifically, capital costs could increase, projects could be delayed or anticipated related improvements in capacity or performance may not be fully realized. Although the Company believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                                     PART I

                     ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

                  PDV America, Inc. ("PDV America" or the "Company" and, together with its subsidiaries, the "Companies") was incorporated in 1986 in the State of Delaware and is the holding company for the U.S. operations of Petroleos de Venezuela, S.A. (together with one or more of its subsidiaries, referred to herein as "PDVSA"), the national oil company of the Republic of Venezuela. Through its wholly owned operating subsidiary CITGO Petroleum Corporation ("CITGO") and its 50% ownership interest in The UNO-VEN Company ("UNO-VEN"), PDV America refines, markets and transports gasoline, diesel fuel, jet fuel, heating oil, petrochemicals, lubricants, asphalt and other refined products, mainly within the continental United States east of the Rocky Mountains.

                  PDV America's aggregate net interest in rated crude oil refining capacity is 683 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which PDV America holds an interest and PDV America's share of such capacity.

                          PDV America Refining Capacity

                                                                                               Net PDV
                                                                                               America
                                                                                  Total       Interest
                                                                                  Rated          In
                                                                                  Crude         Rated
                                                                PDV America     Refining      Refining
                                               Owner              Interest      Capacity      Capacity
                                         ----------------   --------------------------------------------
                                                                    (%)          (MBPD)        (MBPD)

Refinery Interests Held By PDV America
  as of December 31, 1996
  Lake Charles, LA                             CITGO                100            320           320
  Corpus Christi, TX                           CITGO                100            140           140
  Paulsboro, NJ                                CITGO                100             84            84
  Savannah, GA                                 CITGO                100             28            28
  Houston, TX (1)                         LYONDELL-CITGO             13            265            34
  Lemont, IL                                  UNO-VEN                50            153            77
                                                                             ---------------------------
Total Rated Refining Capacity
  as of December 31, 1996                                                          990           683
                                                                             ===========================


-------------------------
(1) Initial interest acquired on July 1, 1993. CITGO interest in LYONDELL-CITGO at December 31, 1996 was approximately 13%, and will increase to approximately 42% on April 1, 1997 in accordance with the agreements concerning such interest. CITGO has an option, for 18 months after the completion date and for an additional investment, to increase its participation interest up to a maximum of 50%. See "CITGO-Refining-LYONDELL-CITGO".

                  The following table shows aggregate refined product sales (excluding lubricants and waxes) of PDV America for the three years in the period ended December 31, 1996.

                      PDV America Refined Product Sales (1)

                             Year Ended December 31,       Year Ended December 31,
                        -------------------------------------------------------------
                            1996      1995      1994      1996      1995      1994
                        -------------------------------------------------------------
                                ($ in millions)                (MM gallons)

Light Fuels
     Gasoline             $ 7,927   $ 6,761   $ 5,611    11,995    11,747    10,387
     Jet Fuel               1,506     1,181     1,120     2,372     2,282     2,165
     Diesel/#2 fuel         2,522     1,508     1,625     4,052     3,023     3,319
Asphalt                       257       238       194       569       503       506
Industrial Products and
  Petrochemicals              936       904       773     1,660     1,810     1,731
                          ---------------------------------------------------------
    Total                 $13,148   $10,592   $ 9,323    20,648    19,365    18,108
                          =========================================================


-------------------------
(1) Includes all of CITGO (excluding lubricants and waxes) and 50% of UNO-VEN refined product sales.



                  CITGO and UNO-VEN are operated independently of one another, and, where their markets overlap, they compete against each other for market share.

                  The following table shows PDV America's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 1996.

                       PDV America Refinery Production (1)

                                                    Year Ended December 31,
                                       ---------------------------------------------------
                                             1996(2)        1995(3)          1994(4)
                                       ---------------------------------------------------
                                              (MBPD, except as otherwise indicated)

Rated Refining Capacity (5)               683            681              678

Refinery Input
  Crude oil                               561    81.2%   543      80.8%   535      79.5%
  Other feedstocks                        130    18.8    129      19.2    138      20.5
                                       ---------------------------------------------------
   Total                                  691   100.0%   672     100.0%   673     100.0%
                                       ===================================================

Product Yield (6)
  Light fuels
       Gasoline                           313    44.9%   310      45.7%   317      46.5%
       Jet Fuel                            70    10.0     66       9.7     59       8.7
       Diesel/#2 fuel                     122    17.5    118      17.4    125      18.4
  Asphalt                                  34     4.9     32       4.7     30       4.4
  Petrochemical and Industrial Products   158    22.7    152      22.5    150      22.0
                                       ---------------------------------------------------
       Total                              697   100.0%   678     100.0%   681     100.0%
                                       ===================================================


-------------------------
(1) Includes all of CITGO and 50% of UNO-VEN refinery production, except as otherwise noted.
(2)  Includes a weighted average of 12.89% of the Houston refinery for 1996.
(3)  Includes a weighted average of 11.45% of the Houston refinery for 1995.
(4)  Includes a weighted average of 10.48% of the Houston refinery for 1994.
(5)  At year end.
(6)  Does  not   include  Paulsboro  Unit 1.   See   "CITGO--Refining--Paulsboro
     Refinery".


Competitive Nature of the Petroleum Refining Business

                  The petroleum refining industry is cyclical and highly volatile, reflecting capital intensity with high fixed costs and low variable costs. Petroleum industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies cannot entirely control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum refining and marketing activities, regulating the manner in which companies conduct their operations and formulate their products, and, in some cases, directly limiting their profits. In addition, the U.S. petroleum refining industry is highly fragmented, with no company accounting for more than 10% of the total volume of gasoline sold in the U.S. market. Demand for crude oil and its products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources can also be significant factors. Generally, U.S. refiners compete for sales on the basis of price and brand image and, in some product areas, product quality.

CITGO

                  CITGO refines, markets and transports gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, refined waxes, asphalt and other refined products, and markets gasoline through over 14,000 CITGO branded independently owned and operated retail outlets located throughout the United States, primarily east of the Rocky Mountains. CITGO also markets jet fuel primarily to airline customers. A variety of lubricants and waxes are sold to independent distributors, mass marketers and industrial customers. Petrochemicals and industrial products are sold directly to various manufacturers and industrial companies throughout the United States. Asphalt is marketed primarily to independent paving contractors.

Refining

                  CITGO produces its light fuels and petrochemicals primarily through its Lake Charles and Corpus Christi refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries. In addition, CITGO purchases light fuels from LYONDELL-CITGO Refining Company, Ltd. ("LYONDELL-CITGO"), in which it holds an interest.

                  Lake Charles Refinery. The Lake Charles refinery, located in Lake Charles, Louisiana, was originally built in 1944 and, since then, has been continuously upgraded. Today it is a modern, complex, high conversion refinery and is the sixth largest such refinery in the United States. It has a rated refining capacity of 320 MBPD and is capable of processing large volumes of crude oil into a flexible slate of refined products, including significant quantities of high-octane unleaded gasoline and, due to recent modifications, the new reformulated gasoline. The Lake Charles refinery has a Solomon Process Complexity Factor of 15.2 (as compared to an average of 12.6 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). The Solomon Process Complexity Rating is an industry measure of a refinery's ability to produce higher value-added products. A higher rating indicates a greater capability to produce such products.

                  The  following  table  shows  the  rated  refining   capacity,
refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 1996.

                        Lake Charles Refinery Production

                                                    Year Ended December 31,
                                       --------------------------------------------------
                                               1996          1995            1994
                                       --------------------------------------------------
                                              (MBPD, except as otherwise indicated)


Rated Refining Capacity (1)               320             320              320

Refinery Input
  Crude oil                               274     85.1%   275      85.4%   274     83.0%
  Other feedstocks                         48     14.9     47      14.6     56     17.0
                                        -------------------------------------------------
      Total                               322    100.0%   322     100.0%   330    100.0%
                                        =================================================

Product Yield
  Light fuels
       Gasoline                           164     50.3%   164      50.0%   169     50.0%
       Jet Fuel                            62     19.0     58      17.7     52     15.4
       Diesel/#2 fuel                      38     11.7     42      12.8     50     14.8
Petrochemicals and Industrial Products     62     19.0     64      19.5     67     19.8
                                        -------------------------------------------------
       Total                              326    100.0%   328     100.0%   338    100.0%
                                        =================================================

Utilization of Rated Refining Capacity           86%              86%             86%


-------------------------
(1)  At year end.



                  Approximately 67%, 64% and 68% of the total crude runs at the Lake Charles refinery in the years 1996, 1995 and 1994, respectively, consisted of crude oil with an average API gravity of 24o or less. Due to the complex processing required to refine such crude oil, the Lake Charles refinery's economic crude oil throughput capacity is approximately 290 MBPD, which is approximately 90% of its rated capacity of 320 MBPD.

                  The Lake Charles refinery's Gulf Coast location provides it with access to crude oil deliveries from multiple sources. Imported crude oil and feedstocks supplies are delivered by ship directly to the Lake Charles refinery, and domestic crude oil supplies are delivered by pipeline and barge. In addition, the refinery is connected by pipelines to the Louisiana Offshore Oil Port (the "LOOP") and to terminal facilities in the Houston area through which it can receive crude oil deliveries if the Lake Charles docks are temporarily inaccessible. For delivery of refined products, the refinery is connected through the Lake Charles Pipeline directly to the Colonial and Explorer Pipelines, which are the major refined product pipelines supplying the northeast and midwest regions of the United States, respectively. The refinery also uses adjacent terminals and docks, which provide access for ocean tankers and barges.

                  The Lake Charles refinery's main petrochemical products are propylene and benzene. Propylene production was 5.0, 5.7 and 5.2 MBPD, and benzene production was 3.2, 4.1 and 3.8 MBPD, in each case for the years 1996, 1995 and 1994, respectively. Industrial products include sulphur, residual fuels and petroleum coke.

                  Located adjacent to the Lake Charles refinery is a lubricants refinery operated by CITGO and owned by Cit-Con Oil Corporation ("Cit-Con"), which is owned 65% by CITGO and 35% by Conoco, Inc. ("Conoco"). Primarily because of its specific design, the Cit-Con refinery produces extremely high quality oils and waxes and is one of few such refineries in the industry designed as a stand-alone lubricants refinery. Following enhancements made in 1995, the Cit-Con refinery currently has a rated capacity of 9.6 MBPD of base oils and 1.4 MBPD of wax. In addition, the Cit-Con refinery is the seventh largest paraffin lubricants refinery, based on rated capacity, in the United States. For the years 1996, 1995 and 1994, utilization at the Cit-Con refinery was 100%, 101% and 110%, respectively, of its rated capacity. Feedstocks are supplied 65% from CITGO's Lake Charles refinery and 35% from Conoco's nearby refinery; and finished refined products are shared on that pro rata basis by CITGO and Conoco. Conoco is a participant in a project to build a new refinery that will produce base oils. CITGO anticipates that such refinery will be more efficient than the Cit-Con refinery and, as a result, such new refinery may be able to produce base oils at a lower cost than those produced at the Cit-Con refinery. CITGO is reviewing the feasibility of improving the manufacturing efficiency of the Cit-Con refinery through technological improvements and cost reductions while continuing to evaluate various other responses to the expanded supply of base oils which are expected to be available in the Gulf Coast area when such new refinery is placed in service.

                  Corpus Christi Refinery. The Corpus Christi refinery complex consists of the East and West Plants, located within five miles of each other in Corpus Christi, Texas. Construction began on the East Plant in 1937, which was extensively reconstructed and modernized during the 1970's and 1980's. The West Plant was completed in 1983. The Corpus Christi refinery is an efficient and highly complex facility, capable of processing high volumes of crude oil into a flexible slate of refined products, with a Solomon Process Complexity Factor of
15.8 (as compared to an average 12.6 for U.S. refineries in the most recently available Solomon Associates, Inc. survey).

                  The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 1996.

                       Corpus Christi Refinery Production

                                                    Year Ended December 31,
                                        ----------------------------------------------
                                              1996            1995           1994
                                        ----------------------------------------------
                                             (MBPD, except as otherwise indicated)

Rated Refining Capacity (1)               140             140            140

Refinery Input
  Crude oil                               133    66.8%    121    64.7%   128    66.3%
  Other feedstocks                         66    33.2      66    35.3     65    33.7
                                        ----------------------------------------------
      Total                               199   100.0%    187   100.0%   193   100.0%
                                        ==============================================

Product Yield
  Light fuels
      Gasoline                             93     47.0%    90    48.4%    99    51.0%
      Diesel/#2 fuel                       59     29.8     53    28.5     55    28.4
 Petrochemicals and Industrial Products    46     23.2     43    23.1     40    20.6
                                        ----------------------------------------------
       Total                              198    100.0%   186   100.0%   194   100.0%
                                        ==============================================

Utilization of Rated Refining Capacity              95%            86%            91%


-------------------------
(1)  At year end.

                  Corpus Christi crude runs during 1996 consisted of 98% heavy sour Venezuelan crude. Due to the complex processing required to refine such heavy sour crude, the refinery's economic crude oil throughput is approximately 130 MBPD, which is approximately 93% of its rated capacity of 140 MBPD.

                  Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi.

                  CITGO operates the West Plant under a sublease agreement (the "Sublease") from Union Pacific Corporation ("Union Pacific"). The basic term of the Sublease ends on January 1, 2004, but CITGO may renew the Sublease for successive renewal terms through January 31, 2011. CITGO has the right to purchase the West Plant from Union Pacific at the end of the basic term, the end of any renewal term, or on January 31, 2011, at a nominal price.

                  During  the  last  several  years,  CITGO  has  increased  the capacity of the Corpus Christi refinery to produce petrochemical products. The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, methyl tertiary butyl ethers ("MTBE") and aromatics (including benzene, toluene, and xylene). The Company produces a significant quantity of cumene, an important petrochemical product used in the engineered plastics market. The production of xylene, a basic building block used in the manufacture of consumer plastics, allows the refinery to take advantage of its reforming capacity while staying within the new more stringent gasoline specifications of the Clean Air Act Amendments of 1990.

                  Paulsboro Refinery. The Paulsboro refinery, located in Paulsboro, New Jersey, is an asphalt refinery. The Paulsboro refinery consists of Unit I, which has a rated capacity of 44 MBPD, and Unit II, which has a rated capacity of 40 MBPD.

                  Unit II, originally constructed in 1980 to produce asphalt from high sulphur, heavy crude oil high in naphthenic acid, is a combination atmospheric and vacuum distillation facility. The crude oil purchased by CITGO from PDVSA to supply Unit II's crude oil requirements is particularly well suited for the production of asphalt. Unit II produced an average of 20.5, 19.1 and 19.4 MBPD of asphalt in the years 1996, 1995, and 1994, respectively, which accounted for 58%, 58% and 57% of Unit II's total production in such years. The remaining Unit II production in 1996, 1995 and 1994 consisted of distillate products such as naphthas, marine diesel oil and vacuum gas oils, which, in the aggregate, averaged approximately 14.5, 13.7 and 14.9 MBPD, respectively, in such years. Unit II crude oil runs were 35, 33 and 34 MBPD, representing processing utilization rates of 88%, 83% and 85%, in 1996, 1995 and 1994, respectively.

                  Unit I was constructed in 1979 to process low sulphur, light crude oil. Unit I produces naphthas and diesel/#2 and #6 fuels and is run primarily when (i) there is demand for toll processing of sweet crudes at attractive economics and (ii) to produce asphalt when a crude oil, such as "Boscan" (a heavy Venezuelan crude oil that is rich in asphalt), is available for running on this unit. Crude oil runs for third party processing in 1996, 1995 and 1994 averaged 0.0, 2.1 and 0.0 MBPD, respectively, representing processing utilization rates of 0%, 5% and 0%, respectively. In 1996 and 1995,
3.4 and 2.6 MBPD of crude oil was run on Unit I for CITGO's own account, producing 2.4 and 1.9 MBPD of asphalt and 0.9 and 0.8 MBPD of other products, respectively.

                  Savannah Refinery. The Savannah Refinery, located near Savannah, Georgia, is an asphalt refinery. The facility includes two crude distillation units, with a combined rated capacity of 28 MBPD. The primary crude oil run by the refinery is Boscan.

                  The units produced an average of 11.4 MBPD of asphalt in the year ending December 31, 1996, which accounted for 76% of total production. An additional 3.7 MBPD of production included naphthas and light, medium and heavy gas oils. Total crude runs for the period were 15.1 MBPD, representing a utilization rate of 54%.

                  LYONDELL-CITGO. On July 1, 1993, subsidiaries of CITGO and Lyondell Petrochemical Company ("Lyondell") executed definitive agreements with respect to CITGO's investment in LYONDELL-CITGO, which owns and operates a sophisticated 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. Through December 31, 1996, CITGO had invested approximately $579 million (excluding reinvested earnings) in LYONDELL-CITGO. See "Consolidated Financial Statements of PDV America--Note 2". As of December 31, 1996, LYONDELL-CITGO has spent approximately $1,073 million on a refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity and estimated that expenditures to complete this project will total approximately $57 million to $67 million. This refinery enhancement project, which was completed at the end of 1996, with an in-service date of March 1, 1997, is intended to increase the refinery's heavy crude oil high conversion capacity from approximately 135 MBPD of 22o average API gravity crude oil to approximately 200 MBPD of 17o average API gravity crude oil. LYONDELL-CITGO has entered into a long-term oil supply agreement with PDVSA for the delivery of approximately 135 MBPD of crude oil, which increased to 200 MBPD on March 1, 1997. In 1996, LYONDELL-CITGO purchased approximately 134 MBPD of crude oil from PDVSA pursuant to this supply agreement. LYONDELL-CITGO also purchases crude oil from third parties to supplement the PDVSA supplies. At December 31, 1996, CITGO had an approximate 13% participation interest in LYONDELL-CITGO, as defined in the agreements with Lyondell. CITGO's interest in LYONDELL-CITGO will increase with its investment in the capital improvement program described above and otherwise, up to approximately 42% at April 1, 1997 in accordance with the agreements concerning such interest. CITGO has an option, for 18 months after the completion date and for an additional investment, to increase its participation interest up to a maximum of 50%. CITGO purchases substantially all of the refined products, excluding petrochemicals, produced at the LYONDELL-CITGO refinery, thereby significantly reducing CITGO's need to purchase refined products from other sources to supply its distribution network. See "--Crude Oil and Refined Product Purchases". See also "Factors Affecting Forward Looking Statements".

Crude Oil and Refined Product Purchases

                  CITGO owns no crude oil reserves or production facilities and must, therefore, rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its branded distributors, CITGO purchases refined products, primarily gasoline, from other refiners, including LYONDELL-CITGO.

                  Crude  Oil  Purchases.   The  following  chart  shows  CITGO's
purchases of crude oil for the three years in the period ended December 31, 1996.

                            CITGO Crude Oil Purchases

                      Lake Charles, LA    Corpus Christi, TX     Paulsboro, NJ       Savannah, GA
                    --------------------------------------------------------------------------------
                      1996  1995  1994     1996  1995  1994    1996  1995  1994    1996  1995  1994
                    --------------------------------------------------------------------------------
                           (MBPD)               (MBPD)              (MBPD)              (MBPD)

PDVSA                  142   150   129     130   122   128     39    35    36      17    14    12
PEMEX                   44    33    63       0     0     0      0     0     0       0     0     0
Occidental              43    43    42       0     0     0      0     0     0       0     0     0
Other Sources           45    52    40       3     0     0      0     0     0       0     0     0
                    --------------------------------------------------------------------------------
       Total           274   278   274     133   122   128     39    35    36      17    14    12
                    ================================================================================


                  CITGO's largest supplier of crude oil is PDVSA, and CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. See "Item 13--Certain Relationships and Related Transactions". The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 1996.

                   CITGO Crude Oil Supply Contracts with PDVSA

                                                           Volumes of Crude
                                                             Oil Purchased               Contract
                              Contract Crude              For the Year Ended            Expiration
                                Oil Volume                   December 31,                  Date
                         ---------------------------------------------------------------------------
                           Base   Incremental(1)     1996        1995        1994
                         ---------------------------------------------------------------------------
                                    (MBPD)                      (MBPD)                    (year)


Lake Charles, LA            120        50            121(2)      125(2)      123(2)        2006
Corpus Christi, TX          130        --            130         122         128           2012
Paulsboro, NJ                30        --             34(2)       35          36           2010
Savannah, GA                 12        --             11(2)       14          12           2013
Houston, TX(3)              135        --            134         136         135           2017


--------------------
(1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.
(2) Volumes purchased under the supply agreements do not equal total purchases from PDVSA shown in the previous table as a result of spot purchases.
(3) CITGO acquired a participation interest in LYONDELL-CITGO, the owner of the Houston refinery, on July 1, 1993. In connection with such transaction, LYONDELL-CITGO entered into a long-term crude oil supply agreement with PDVSA that provided for delivery volumes of 135 MBPD until the completion of a planned refinery enhancement project at which time the delivery volumes increased to 200 MBPD.

                  Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A. ("PDV Marina"), a wholly owned subsidiary of PDVSA, or by other PDVSA subsidiaries. In 1996, 87% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by PDVSA subsidiaries.

                  CITGO purchases additional crude oil under a 90 day evergreen agreement with an affiliate of Petroleos Mexicanos ("PEMEX"). CITGO's refineries are particularly well suited to refine PEMEX's heavy sour "Maya" crude oil, which is similar in many respects to several types of Venezuelan crude oil. Effective January, 1996, PEMEX increased the crude contract to 27 MBPD of Maya crude which increased to 35 MBPD effective July, 1996. This contract also includes 8 MBPD of Olmeca, a light sour crude, for 1995 and 10 MBPD of Olmeca for 1996.

                  CITGO is a party to a long-term contract with an affiliate of Occidental Petroleum Corporation ("Occidental") for the purchase of light sweet crude oil to produce lubricants. Purchases under this contract, which expires on August 31, 1998, averaged 53 MBPD in 1996. CITGO also purchases sweet crude oil under long-standing relationships with numerous other domestic producers.

                  Refined Product Purchases. Refined product purchases are required to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet the demand of CITGO's marketing network. During 1996, CITGO's shortage in gasoline production approximated 319 MBPD. However, due to logistical needs, timing differences and product grade imbalances, CITGO purchased approximately 484 MBPD of gasoline and sold into the spot market, or to refined product traders or other refiners, approximately 160 MBPD of gasoline. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 1996.

                         CITGO Refined Product Purchases

                                      Year Ended December 31,
                           ---------------------------------------------------
                              1996               1995               1994
                           ---------------------------------------------------
                                              (MBPD)

Light Fuels
    Gasoline                   484                471                380
    Jet Fuel                    92                 87                 89
    Diesel/#2 fuel             153                 90                 98
                           ---------------------------------------------------
          Total                729                648                567
                           ===================================================



                  As of December 31, 1996, CITGO purchased  substantially all of the refined products, excluding petrochemicals, produced at the LYONDELL-CITGO refinery under a long-term contract which expires in the year 2017. LYONDELL-CITGO was a major supplier of refined products to CITGO in 1996, providing 101 MBPD of gasoline, 47 MBPD of distillate and 25 MBPD of jet fuel. See "--Refining--LYONDELL-CITGO".

Marketing

                  CITGO's major products are light fuels (including gasoline, jet fuel and diesel fuel), industrial products and petrochemicals, asphalt and lubricants and waxes. The following table shows revenue of each of these product categories for the three years in the period ended December 31, 1996.

                           CITGO Refined Product Sales

                                             Year Ended December 31,
                          ------------------------------------------------------------
                                  1996                 1995                 1994
                          ------------------------------------------------------------
                                  ($ in millions, except as otherwise indicated)

Light Fuels               $11,252      88.1%   $ 8,886      85.8%   $ 7,845      86.0%
Petrochemicals,
   Industrial Products,
   and Other Products         846       6.6        831       8.0        707       7.8
Asphalt                       257       2.0        238       2.3        194       2.1
Lubricants and Waxes          426       3.3        404       3.9        370       4.1
                          ------------------------------------------------------------
Total                     $12,781     100.0%   $10,359     100.0%   $ 9,116     100.0%
                          ============================================================


                  Light Fuels. CITGO markets gasoline, jet fuel and other distillates through an extensive marketing network. The following table provides a breakdown of the sales made by type of product for the three years in the period ended December 31, 1996.

                             CITGO Light Fuel Sales

                          Year Ended December 31,      Year Ended December 31,
                       ---------------------------------------------------------
                         1996      1995      1994      1996      1995      1994
                       ---------------------------------------------------------
                             ($ in millions)                (MM gallons)
Light Fuels
Gasoline               $ 7,451   $ 6,367   $ 5,252    11,308    11,075     9,747
Jet Fuel                 1,489     1,163     1,102     2,346     2,249     2,131
Diesel/#2 fuel           2,312     1,356     1,491     3,728     2,730     3,067
                       ---------------------------------------------------------
     Total             $11,252   $ 8,886   $ 7,845    17,382    16,054    14,945
                       =========================================================



                  Gasoline sales accounted for 58%, 61% and 57% of CITGO's total revenues in the years 1996, 1995 and 1994, respectively. CITGO markets CITGO branded gasoline through over 14,000 independently owned and operated CITGO branded retail outlets (including 12,720 branded retail outlets owned and operated by approximately 790 independent distributors and 1,791 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. In addition, CITGO itself owns, operates or leases 17 retail outlets. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 49%, 53% and 60% of the volume of CITGO branded gasoline sold in 1996, 1995 and 1994, respectively. See "--Crude Oil and Refined Product Purchases--Refined Product Purchases".

                  CITGO's strategy is to enhance the value of the CITGO brand in order to obtain premium pricing for its products by appealing to consumer preference for quality petroleum products and services. As a result, CITGO has focused on a commitment to quality, dependability and customer service to its independent distributors, which constitute CITGO's primary distribution channel. The number of independent distributor-owned or operated CITGO branded retail outlets has grown significantly since 1986 when there were approximately 7,000 independently owned and operated branded outlets, including 7-Eleven(TM) convenience stores, and has increased approximately 3%, 7% and 6% in 1996, 1995 and 1994, respectively. In 1990, 1992, 1994 and 1996, customers voted CITGO the top branded supplier in four successive biannual Supplier's Cup Competitions which are sponsored by the Petroleum Marketers Association of America, an organization of independent refined products distributors.

                  In 1994, CITGO began offering their distributors a program to enhance their stations with new card reader pumps which allow customers to pay for their gasoline at the pumps with their credit cards instead of going into the stores to pay. As of December 31, 1996, approximately 3,500 retail outlets had installed the card reader pumps.

                  Sales to independent branded  distributors  typically are made under contracts that range from three to seven years. Sales to 7-Eleven(TM) convenience stores are made under a contract that extends through the year 2006. Under this contract, CITGO arranges all transportation and delivery of motor fuels and handles all product ordering. CITGO also acts as processing agent for the purpose of facilitating and implementing orders and purchases from third-party suppliers. CITGO receives a processing fee for such services.

                  CITGO markets jet fuel directly to airline customers at 26 airports, including such major hub cities as Atlanta, Chicago, Dallas/Fort Worth, New York and Miami. Jet fuel sales to airline customers have increased approximately 6%, 2% and 18% in the years 1996, 1995 and 1994, respectively. The volume increases in 1996, 1995 and 1994 were due to higher levels of purchases by existing customers and sales to new customers. Sales of bonded jet fuel, which are exempt from import duties as well as certain state and local taxes, have increased from 531 million gallons in 1994 to 539 million gallons in 1996 (accounting for over 27% of total jet fuel sales volume to airline customers in both years).

                  CITGO's diesel/#2 fuel marketing strategy is to obtain the best value for the products manufactured at the Lake Charles and Corpus Christi refineries, as well as those received from LYONDELL-CITGO. Growth in wholesale rack sales to distributors has been the primary focus of marketing efforts. Such efforts have resulted in increases in the wholesale rack sales volume from approximately 1,179 million gallons in 1994 to approximately 1,561 million gallons in 1996. The remaining diesel/#2 fuel production is sold either in bulk through contract sales (primarily as heating oil in the Northeastern United States) or on a spot basis.

                  CITGO's delivery of light fuels to its customers is accomplished in part through 54 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 41 are wholly owned by CITGO and 13 are jointly owned. CITGO's refined product terminals provide a total of nearly 24 million barrels of storage capacity. Thirteen of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO has active exchange relationships with over 290 other refined product terminals, providing flexibility and timely responses to distribution needs. CITGO operates fleets of leased and owned trucks for delivery of refined products from the product terminals to retail stations.

                  Petrochemicals and Industrial Products. CITGO sells petrochemicals in bulk to a variety of U.S. manufacturers as raw materials for finished goods. Sulphur is sold to the U.S. and international fertilizer industry; cycle oils are sold for feedstock processing and blending; natural gas liquids are sold to the U.S. fuel and petrochemical industry; petroleum coke is sold primarily in international markets for use as kiln and boiler fuel; and residual fuel blendstocks are sold to a variety of fuel oil blenders and customers. The majority of CITGO's cumene production is sold to a joint venture phenol production plant in which CITGO is a limited partner. The phenol plant produces phenol and acetone for sale primarily to the principal partner in the phenol plant for the production of plastics.

                  Asphalt. CITGO markets asphalt through 10 terminals located along the East Coast, from Savannah, Georgia to Albany, New York. Asphalt is sold primarily to independent contractors for use in the construction and resurfacing of roadways. Demand for asphalt in the Northeastern United States declines substantially in the winter months as a result of weather conditions.

                  Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants.
Other major lubricant products include 2-cycle engine oil and automatic transmission fluid. In April 1995, CITGO acquired Cato Oil & Grease Corporation ("Cato") for a purchase price of approximately $47 million.

                  CITGO sells its finished lubricant products through three classes of trading partners: (i) independent distributors that specialize in lubricant sales (representing 68% of 1996 sales), (ii) mass merchandisers (representing 9% of 1996 sales) and (iii) directly to large industrial end users (representing 23% of 1996 sales). CITGO emphasizes sales to independent distributors in its lubricants marketing because of the higher margins realized from these sales. Large industrial end users include steel manufacturers for industrial lubricants and automobile manufacturers for "original equipment" quantities of automotive oils and fluids.

                  CITGO markets the largest portion of its wax production as coating materials for the corrugated container industry. CITGO also provides wax for the manufacture of candles, drinking cups, waxed papers and a variety of building and rubber products.

Pipeline Operations

                  CITGO owns and operates 884-miles of crude oil pipeline systems and approximately 1,100 miles of products pipeline systems. The crude oil pipeline provides CITGO with access to extensive gathering systems throughout major production areas in Louisiana and Texas that provide the Lake Charles refinery with domestic crude oil to supplement supplies delivered by ship. CITGO also has joint equity interests in three crude oil pipeline companies with a total of nearly 5,800 miles of pipeline plus equity interest in six refined product pipeline companies with a total of approximately 8,000 miles of refined product pipeline. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States. It transports gasoline, jet fuel and diesel/#2 fuel from the Gulf Coast to the mid-Atlantic States. CITGO's pipeline interests provide CITGO with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as provide CITGO with cash flows from dividends.

                  In early 1997, CITGO sold approximately 520 miles of crude gathering/trunk lines in Texas and Louisiana.

Employees

                  CITGO and its subsidiaries have a total of approximately 4,900 employees, approximately 1,700 of whom are covered by 15 union contracts. Approximately 1,600 of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant blending and packaging plant and at other refined product terminals.

UNO-VEN

                  UNO-VEN was formed in 1989 as a joint venture between subsidiaries of PDV America and Union Oil Company of California ("Unocal"). UNO-VEN manufactures and markets gasoline, diesel fuel, lubricants, petrochemicals and industrial products primarily in the Midwestern United States. On December 26, 1996, PDV America executed a Letter of Intent which sets forth the intent of PDV America and Unocal to enter into a series of transactions with respect to the distribution of certain assets, including refining and marketing assets, a portion of inventory and accounts receivable, and liabilities of UNO-VEN to a subsidiary of PDV America. It is currently contemplated that such series of transactions will be completed during the second quarter of 1997.

Refining

                  The Lemont refinery, which in its present configuration began operations in 1970, is one of the most recently designed and constructed refineries in the United States. Its high conversion design enables it to convert crude oil input with high sulphur and high metal content into transportation fuels, primarily gasoline, diesel fuel and jet fuel. The Lemont refinery has a Solomon Process Complexity factor of 10.6 (as compared to an average of 12.6 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). The Lemont refinery has a rated capacity of 153 MBPD of crude oil and is capable of processing heavy crude oil with significant operating flexibility, converting sour crudes into a flexible slate of higher value-added refined products, such as high octane unleaded gasoline. During 1996, the Lemont refinery increased utilization due primarily to improved maintenance of operating equipment and efficient methods of operation.

                  The following table shows refining capacity, refinery input and product yield at the Lemont refinery for the three years in the period ended December 31, 1996.

                           Lemont Refinery Production

                                            Year Ended December 31,
                                ------------------------------------------------
                                     1996           1995            1994
                                ------------------------------------------------
                                    (MBPD, except as otherwise indicated)
Rated Refining Capacity (1)      153             153              153

Refinery Input
       Crude oil                 146     88.4%   139     87.4%    122      85.9%
       Other feedstocks           19     11.6     20     12.6      20      14.1
                                ------------------------------------------------
            Total                165    100.0%   159    100.0%    142     100.0%
                                ================================================
Product Yield
       Light fuels
       Gasoline                   87     53.0%    86     54.5%     76      53.9%
       Jet Fuel                    7      4.3      8      5.1       7       4.9
       Diesel/#2 Fuel             37     22.6     34     21.5      30      21.3
       Industrial Products &
          Petrochemicals          33     20.1     30     19.0      28      19.9
                                ------------------------------------------------
            Total                164    100.0%   158    100.0%    141     100.0%
                                ================================================
Utilization of Rated
       Refining Capacity                 95%             91%               80%


-----------------------

(1) At year end.

                  Sour crude oil runs were 100% of the total crude runs in each of the years 1996, 1995 and 1994. UNO-VEN currently intends to continue to process sour crude oil exclusively. Utilization was lower in 1994 than in 1995 and 1996 because of a scheduled major turn-around at the Lemont Refinery in 1994.

                  Petrochemical products at the Lemont refinery include benzene, toluene and xylene, plus a range of different aliphatic solvents.

                  UNO-VEN owns a 50% interest in a partnership which operates a needle coke production facility adjacent to the Lemont refinery (the "Needle Coker"). The remaining 50% interest is held by a subsidiary of Unocal. The Needle Coker, which began production in 1985 and has a production capacity of 100,000 tons per year, converts certain residual crude products into a highly specialized form of coke known as "calcined needle coke". This product is used exclusively as a raw material in the manufacturing of graphite electrodes, which are used in electric arc furnaces to melt down and refine scrap steel. In 1996, the Needle Coker produced approximately 102,000 tons of calcined needle coke.

Crude Oil and Refined Product Purchases

                  UNO-VEN owns no crude oil reserves or production facilities and, therefore, relies on purchases of crude oil for its refining operations. Substantially all crude oil refined at the Lemont refinery is supplied by PDVSA to UNO-VEN under a crude oil supply agreement that expires in the year 2009. The contract calls for delivery of a base volume of 135 MBPD. In 1996, 1995 and 1994, UNO-VEN purchased 143, 135 and 120 MBPD, respectively, under this contract. Crude oil is supplied to the Lemont refinery mainly through the LOCAP/Capline/Chicap common carrier pipeline system, which connects the Lemont refinery to the LOOP where vessels discharge. Substantially all of the crude oil sourced from Venezuela purchased by UNO-VEN from PDVSA is delivered on tankers owned by PDVSA subsidiaries. The refinery also has access to two alternate pipeline systems for the delivery of crude oil from the Gulf Coast and Canada. UNO-VEN does not have any equity interest in any crude oil pipelines.

Marketing

                  UNO-VEN's major products are light fuels (including gasoline, jet fuel and diesel fuel), lubricants, and industrial products and petrochemicals. The following table shows revenues of each of these product categories for the three years in the period ended December 31, 1996.


                          UNO-VEN Refined Product Sales

                                          Year Ended December 31,
                             ---------------------------------------------------
                                   1996             1995               1994
                             ---------------------------------------------------
                                 ($ in millions, except as otherwise indicated)

Light Fuels                  $1,406    85.7%  $1,126     85.5%   $1,021    85.2%
Industrial Products and
   Petrochemicals               179    10.9      145     11.0      131     10.9
Lubricants                       56     3.4       46      3.5       47      3.9
                             ---------------------------------------------------
        Total                $1,641   100.0%  $1,317    100.0%  $1,199    100.0%
                             ===================================================



                  The following table provides a breakdown of the light fuel sales made by product type for the three years in the period ended December 31, 1996.

                            UNO-VEN Light Fuel Sales

                              Year Ended December 31,    Year Ended December 31,
                             ---------------------------------------------------
                               1996     1995     1994     1996     1995     1994
                             ---------------------------------------------------
                                  ($ in millions)              (MM gallons)
Light Fuels
Gasoline                     $  952   $  787   $  718   $1,374    1,341    1,280
Jet Fuel                         34       35       36       52       66       68
Diesel#2 fuel                   420      304      267      647      585      504
                             ---------------------------------------------------
        Total                $1,406   $1,126   $1,021   $2,073    1,992    1,852
                             ===================================================



                  UNO-VEN markets gasoline, diesel fuel and lubricants under the "76" brand through approximately 72 directly served branded retail outlets (58 of which are owned by UNO-VEN) and approximately 190 independent distributors, which own, operate or supply over 2,300 branded retail outlets. Branded retail outlets are located primarily in Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin, with less extensive operations in Kentucky, Missouri, Nebraska, New York, North Dakota, Pennsylvania, South Dakota and West Virginia.

                  UNO-VEN operates a wholesale product terminal system consisting of eleven owned distribution terminals. In addition, product is made available to UNO-VEN's customers through approximately 123 exchange terminals and 17 common carrier pipeline terminals. The Lemont refinery and its refined product terminals provide a total of approximately 11 MMB of storage capacity. Refined products are distributed to UNO-VEN's owned distribution terminals primarily by pipeline. Trucks, rail tank cars and barges account for the remainder of the Lemont refinery's product shipments.

                  UNO-VEN sells most of its industrial and petrochemical products to Unocal pursuant to a long-term purchase and sale agreement. Lubricants are sold mostly through branded distributors, gasoline retail outlets and industrial customers through three proprietary lubricant distribution terminals. Jet fuel is sold directly to airline customers.

Employees

                  UNO-VEN has a total of approximately 1,005 employees, approximately 428 of whom are covered by union contracts. Approximately 400 of the union employees are employed at the Lemont refinery and are represented by the Oil, Chemical and Atomic Workers International Union Local 7-517 ("OCAW"). UNO-VEN and the OCAW were parties to a labor contract for a three-year term ended February 1, 1996. That labor contract was extended by agreement of the parties while they engaged in bargaining on a new contract. However, OCAW terminated such extension effective March 23, 1996. On March 24, 1996 UNO-VEN's managerial, supervisory and other salaried employees assumed all operating and maintenance duties at the refinery. On December 21, 1996, OCAW ratified an agreement in a labor contract effective through February 1, 1999 (subject to mandatory extension). The union employees returned to work between January 6 and January 29, 1997.

Environment and Safety

Environment - General

                  Beginning in 1994, the U.S. refining industry was required to comply with stringent product specifications under the 1990 Clean Air Act ("CAA") Amendments for reformulated gasoline and low sulphur diesel fuel. These requirements necessitated additional capital and operating expenditures and altered significantly the U.S. refining industry and the return realized on refinery investments. In addition, numerous other factors affect the Companies' plans with respect to environmental compliance and related expenditures. See "Factors Affecting Forward Looking Statements".

                  In addition, the Companies are subject to various federal, state and local environmental laws and regulations which may require the Companies to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Companies or other parties. Management believes the Companies are in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

Environment - CITGO

                  Pursuant to a 1992 agreement with a state agency, CITGO ceased usage of certain surface impoundments at CITGO's Lake Charles, Louisiana refinery in 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and a former owner agreed to share closure costs. Final closure of these impoundments is expected to be completed no earlier than 1998. Equipment to replace these impoundments required approximately $146 million of capital expenditures.

                  CITGO is in litigation with the contractor who performed sludge removal and treatment work at one of the Lake Charles Refinery's surface impoundments. CITGO is seeking contractual penalties for non-performance and breach of contract, and is vigorously contesting claims and allegations for additional compensation from the contractor. CITGO does not believe that this litigation will affect the remediation and closure of the impoundments. See "Item 3--Legal Proceedings".

                  Pursuant to New Jersey's Environmental Cleanup Responsibility Act ("ECRA"), CITGO has entered into administrative consent orders with the New Jersey Department of Environmental Protection and Energy to investigate and remediate three New Jersey properties.

                  While CITGO is named as a potentially responsible party ("PRP") at a number of "Superfund" sites, pursuant to a 1992 agreement, OXY USA, Inc. and Occidental have agreed to indemnify CITGO with respect to Superfund damages where offsite hazardous waste disposal occurred prior to September 1, 1983. Based on publicly available information, PDV America believes that Occidental has the financial capability to fulfill all of its responsibilities under this agreement. Accordingly, PDV America believes that CITGO's offsite liability exposure under the federal Superfund and similar state laws is not material. In addition, under the 1992 agreement, CITGO assumed responsibility for certain other environmental contamination at certain terminal properties in return for cash payments and other agreements.

                  During 1994 and 1995, CITGO Asphalt Refining Company ("CARCO") received two Notices of Violation and two Compliance Orders from the U.S.
Environmental Protection Agency ("EPA") relating to the operation of certain units at the Paulsboro Refinery. A Consent Order resolving these issues was entered by a federal court in February 1997. Under the terms of the Consent Order, CARCO paid a $1,230,000 penalty. The Consent Order will terminate January 30, 1998.

                  On September 30, 1996, CITGO received a Notice of Violation from the EPA, Washington, D.C., alleging violations of the CAA in the Chicago-Gary-Lake County, Illinois-Indiana-Wisconsin area, arising from the sale of gasoline that failed to meet the applicable minimum or maximum oxygen content. The EPA has not yet proposed penalties, but CITGO anticipates that the proposed penalty could possibly exceed $100,000. PDV America does not expect that such penalties will have a material adverse effect on PDV America's financial condition, results of operations or liquidity.

                  CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. At December 31, 1996 and 1995, CITGO had $56 million and $60 million, respectively, of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, PDV America believes that these accruals are sufficient to address CITGO's environmental clean-up obligations.

                  Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

                  Increasingly stringent regulatory provisions periodically require additional capital expenditures. During 1996, CITGO expended approximately $69 million for environmental and regulatory capital improvements in its operations. CITGO currently estimates that it will spend approximately $320 million for environmental and regulatory capital projects over the five-year period 1997-2001. These estimates may vary due to a variety of factors. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". See also "Factors Affecting Forward Looking Statements".

Environment - UNO-VEN

                  UNO-VEN's  operations are subject to extensive Federal,  state and local environmental laws and regulations governing air emissions, water discharges, site remediation and the generation, handling and disposal of wastes. UNO-VEN has informed PDV America that UNO-VEN believes its operations are in substantial compliance with these laws and regulations. These matters include, for example, properties requiring presently undeterminable amounts of cleanup efforts and expenses (including the ongoing Resource Conservation and Recovery Act ("RCRA") Corrective Action program requiring identification and cleanup of Solid Waste Management Units), soil and/or water contamination resulting from activities of the Partnership and/or its predecessors (including past overflows and spills from refinery premises into the Illinois & Michigan Canal and the Chicago Metropolitan Sanitary and Ship Canal and overflows and spills at various terminals and retail locations), air pollution (including emissions of carbon monoxide and particulates at the FCC unit), claims for injuries allegedly caused by exposure to toxic materials (including illnesses or diseases), and expenses to comply with regulatory requirements (including Prevention of Significant Deterioration regulations and noise regulations). However, the present state of these laws and regulations that impose joint and several liability on defendants, the potential number of claimants for any given site or exposure, the uncertainty related to the possible imposition of fines, penalties or punitive damages, the imprecise and conflicting engineering evaluations and estimates of proper clean-up methods and costs, and judicial recognition of new causes of action all contribute to the practical impossibility of making any reasonable estimate of UNO-VEN's potential liability in connection with these claims and remediation projects. UNO-VEN is currently negotiating with state and federal authorities in connection with certain claims and remediation projects with regard to these matters. Settlements and costs incurred in these matters that have been resolved in the past have not been material to UNO-VEN's financial condition, liquidity or results of operations.

                  Past and present refining, storage, blending and distribution activities have resulted in contamination at certain UNO-VEN properties. Upon the discovery of contamination at refineries, terminals or other properties, UNO-VEN investigates and, where required, undertakes remedial measures in accordance with applicable laws and regulations. UNO-VEN has not been named as a potentially responsible party at any Superfund sites.

                  Increasingly stringent regulatory provisions periodically require additional capital expenditures. During 1996, UNO-VEN expended approximately $3 million for environmental, health and safety capital improvements in its operations. UNO-VEN anticipates budgeting approximately $37 million for environmental, health and safety capital projects over the next five years.

                  In addition to these costs, the CAA Amendments mandate a series of changes in certain fuel specifications. UNO-VEN currently anticipates spending approximately $18 million over the next five years to modify refinery operations to produce reformulated fuels. These estimates may change as future regulatory events under the CAA unfold.

                  Under the terms of the Asset Purchase and Contribution Agreement among PDV America, Unocal, certain affiliates of each and UNO-VEN, Unocal has agreed to indemnify UNO-VEN for certain environmental compliance and clean-up costs identified during the first six years of UNO-VEN's operations relating to conditions that existed as of December 1, 1989.

                  At the present time, UNO-VEN estimates that its share of any liability from any of these known environmental matters would not be material to its financial condition, liquidity or results of operations.

Safety

                  Due to the nature of petroleum refining and distribution, both CITGO and UNO-VEN are subject to stringent occupational health and safety laws and regulations. CITGO and UNO-VEN maintain comprehensive safety, training and maintenance programs, and PDV America believes that both companies are in substantial compliance with occupational health and safety laws.


                            ITEM 3. LEGAL PROCEEDINGS

                  Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. Among the lawsuits pending, CITGO is involved in litigation in the United States District Court for the Western District of Louisiana concerning a contract for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery, in which CITGO is seeking contractual penalties for non-performance and breach of contract, and also a determination that a portion of any damages awarded would be recoverable from a former owner. In this lawsuit, the contractor has counterclaimed seeking monetary damages of $42,000,000, including interest and profits. A trial (previously scheduled for March 1997) is currently scheduled for 1998, concerning the nonperformance and breach of contract issues. In addition, CITGO is involved in litigation in the United States District Court for the Northern District of Louisiana in which a number of current and former employees and applicants, on behalf of themselves and a class of similarly situated persons, have asserted claims under federal and state laws of racial discrimination, in connection with the employment practices at CITGO's Lake Charles, Louisiana refining complex. The plaintiffs seek injunctive relief and monetary damages. The Court has denied a motion for certification of similarly situated persons as a class, and the plaintiffs have appealed the Court's denial of class certification. The initial trials relating to this litigation are currently scheduled for July 1997.

                  In January 1997, the Louisiana Supreme Court ruled in favor of certain Louisiana refiners in an industry case regarding an assessment of a use tax on petroleum coke which accumulates on catalyst during refining operations and a change to the calculation of the sales/use tax on fuel gas generated by refinery operations. The Company believes that it has no further exposure to losses related to these matters.

                  Following the announcement that PDV America and Unocal had executed the Letter of Intent dated December 26, 1996, several independent distributors notified UNO-VEN that the withdrawal of the "76" brand, which is expected to occur after completion of the transactions contemplated by the Letter of Intent, will result in significant economic injury to their business operations. While the amount claimed is generally not specified, UNO-VEN believes that the aggregate amount of these claims will substantially exceed $1 million. In addition, arbitration proceedings have been initiated against UNO-VEN by a convenience store franchising company to recover $2.5 million in liquidated damages for UNO-VEN's alleged breach of contract resulting from the expected withdrawal of the "76" brand.

                  The Companies are vigorously contesting or pursuing, as applicable, such lawsuits and claims and the Companies believe that their positions are sustainable. The Companies have recorded accruals for losses they consider probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases including the significant matters noted above, in which the ultimate outcomes are not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts in excess of the Companies' accruals, it is reasonably possible that such determinations could have a material adverse effect on the Companies' results of operations in a given year. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and those provided by counsel in such matters, and the capital resources available to the Companies, management believes that the ultimate resolution of these lawsuits and claims would not exceed the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Companies by a material amount and should not have a material adverse effect on the Companies' consolidated financial position, results of operations, or liquidity. PDV America is not party to any material claims or lawsuits.


                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

                  Not Applicable.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock is not publicly traded. All of the Company's common stock is held by Propernyn B.V. ("Propernyn"), a Dutch limited liability company whose ultimate parent is PDVSA. PDV America did not declare or pay any dividends in 1996 and 1995.


                         ITEM 6. SELECTED FINANCIAL DATA

                  The following tables set forth certain selected historical consolidated financial and operating data of PDV America as of the end of and for each of the five years in the period ended December 31, 1996. The following tables should be read in conjunction with the consolidated financial statements of PDV America as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, included in Item 8. The audited consolidated financial statements of PDV America for each of the five years in the period ended December 31, 1996 have been prepared on the basis of United States generally accepted accounting principles. The consolidated financial statements of PDV America as of December 31, 1994, 1993 and 1992 and for the years ended December 31, 1993 and December 31, 1992, not separately presented herein, have been audited by Deloitte & Touche LLP, independent auditors.

                                                              Year Ended December 31,
                                             ------------------------------------------------------
                                                  1996      1995(7)   1994       1993(8)    1992
                                             ------------------------------------------------------
Income Statement Data
Sales                                           $12,952   $10,522   $ 9,247    $ 9,112    $ 9,178
Equity in earnings (losses) of affiliates (1)        45        48        55         52         54
Net revenues                                     13,071    10,647     9,374      9,193      9,227
Income before extraordinary charges
  and cumulative effect of accounting
  changes                                           138       143       205        155        101
Extraordinary gain (charges) (2)                   --           3        (2)      --         --
Cumulative effect of accounting
  changes (3)                                      --        --          (4)      (235)       (86)
Net income (loss)                                   138       146       199        (80)       (15)

Ratio of Earnings to Fixed Charges (4)            1.94x     2.04x     2.65x      2.57x      2.09x

Balance Sheet Data
Total assets                                    $ 6,938   $ 6,220   $ 5,770    $ 5,138    $ 3,710
Long-term debt (excluding current
  portion) (5)                                    2,595     2,297     2,155      2,069      1,655
Total debt (6)                                    2,755     2,428     2,279      2,117      1,672
Shareholder's equity                              2,111     1,973     1,812      1,584      1,017


-------------------------

(1) Includes the equity in the earnings of UNO-VEN $23 million, $15 million, $27 million, $22 million and $29 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.
(2) Represents extraordinary gain or (charges) for the early extinguishment of debt (net of related income tax provision of $2 million and income tax benefits of $1 million in 1995 and 1994, respectively).
(3) Represents the cumulative effect of the accounting change to Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits" in 1994 (net of related income tax benefits of $3 million), the cumulative effect of the accounting change to SFAS No. 109, "Accounting for Income Taxes" in 1993 and the cumulative effect of the accounting change to SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1992 (net of related income tax benefits of $51 million).
(4) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting changes plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest.
(5) Includes long-term debt to third parties, note payable to affiliate and capital lease obligations.
(6)      Includes  short-term  bank  loans,  current  portion of  capital  lease obligations and long-term debt, long-term debt, capital lease obligations and note payable to affiliate.
(7)      Includes operations of Cato Oil and Grease Company since May 1, 1995.
(8)      Includes  operations of the Savannah  Asphalt  Refinery since April 30,
         1993.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                  The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the Consolidated Financial Statements of PDV America included elsewhere herein.

                  Petroleum industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies cannot entirely control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products, and, in some cases, directly limiting their profits. PDV America's consolidated operating results are affected both by industry-specific factors, such as movements in crude oil and refined product prices, and by company-specific factors, such as the success of wholesale marketing programs and refinery operations.

                  The earnings and cash flows of companies engaged in the refining and marketing business in the United States are primarily dependent upon producing and selling quantities of refined products at margins sufficient to cover fixed and variable costs. The refining and marketing business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals and related facilities and by substantial fluctuations in variable costs, particularly costs of crude oil, feedstocks and blending components, and by the prices realized for refined products. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Companies.

                  In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding change in prices for refined products, there is usually a time lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on PDV America's consolidated operating results therefore depends in part on how quickly refined product prices adjust to changes in crude oil, feedstock or blending component prices. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows. PDV America is insulated to a substantial degree from the price volatility that the industry experiences due to the pricing mechanism in the long-term crude oil supply agreements (expiring in the years 2006 through 2013) that CITGO has with PDVSA, which are designed to provide a relatively stable level of gross margin on crude oil supplied by PDVSA. These supply agreements are designed to reduce the volatility of earnings and cash flows from CITGO's refining operations by providing a relatively stable level of gross margin on crude oil supplied by PDVSA. This supply represented approximately two-thirds of the crude oil processed in refineries operated by CITGO in the year ended December 31, 1996. However, CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. Inflation was not a significant factor in the operations of CITGO for the three years ended
1996. As a result of these factors, CITGO's earnings and cash flows may experience substantial fluctuations.

                  CITGO's revenues accounted for over 99% of PDV America's consolidated revenues in 1996, 1995 and 1994.

                  Effective January, 1, 1992, the supply agreements between PDVSA and CITGO with respect to the Lake Charles, Corpus Christi and Paulsboro refineries were modified to reduce the price levels to be paid by CITGO by a fixed amount per barrel of crude oil purchased from PDVSA. Such reductions were intended to defray CITGO's costs of certain environmental compliance expenditures. This modification resulted in a decrease in the cost of crude oil purchased under these agreements of approximately $70 million per year for the years 1992 through 1994 as compared to the amount that would otherwise have been payable thereunder. This modification was to expire at December 31, 1996; however, in 1995, PDVSA and CITGO agreed to adjust this modification so that the 1992 fixed amount per barrel would be reduced and the adjusted modification would not expire until December 31, 1999. The effect of this adjustment to the original modification was to increase the cost of crude oil purchased under these agreements by approximately $22 million and $44 million in 1995 and 1996, respectively, as compared to the amount that would otherwise have been payable thereunder based on the original modification (resulting in a net decrease of approximately $48 million and $26 million in 1995 and 1996, respectively, from the amount otherwise payable under the agreement prior to the 1992 original modification). CITGO anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by approximately $25 million per year in 1997 through 1999, in each case as compared to the original modification and without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements.

                  The following table summarizes the sources of PDV America's sales revenue and sales volumes.

                                PDV America Sales

                                          Year Ended December 31,                Year Ended December 31,
                                      ------------------------------         ------------------------------
                                      1996         1995         1994         1996         1995         1994
                                      ----         ----         ----         ----         ----         ----
                                              ($ in millions)                        (MM gallons)

Gasoline                          $    7,451   $    6,367   $    5,252       11,308       11,075        9,747
Jet fuel                               1,489        1,163        1,102        2,346        2,249        2,131
Diesel/#2 fuel                         2,312        1,356        1,491        3,728        2,730        3,067
Petrochemicals, industrial
 products and other                      846          831          707        1,408        1,572        1,509
Asphalt                                  257          238          194          569          503          506
Lubricants and waxes                     426          404          370          202          215          213
                                  ----------   ----------   ----------       ------       ------       ------
     Total refined product sales  $   12,781   $   10,359   $    9,116       19,579       18,344       17,173

Other sales                              171          163          131         --           --           --
                                  ----------   ----------   ----------       ------       ------       ------
         Total sales              $   12,952   $   10,522   $    9,247       19,579       18,344       17,173
                                  ==========   ==========   ==========       ======       ======       ======

              The following table summarizes PDV America's cost of sales and operating expenses.

                PDV America Cost of Sales and Operating Expenses

                                                       Year Ended December 31,
                                                     1996       1995       1994
                                                   -------    -------    -------
                                                          ($ in millions)

Crude oil                                          $ 3,053    $ 2,428    $ 2,180
Refined products                                     7,139      5,504      4,547
Intermediate feedstocks                              1,000        898        854
Refining and manufacturing costs                       801        755        725
Other operating costs and expenses
     and inventory changes                             498        481        425
                                                   -------    -------    -------
Total cost of sales and operating expenses         $12,491    $10,066    $ 8,731
                                                   =======    =======    =======




Results of Operations--1996 Compared to 1995

                  Sales revenues and volumes. Sales increased by $2,430 million, representing a 23% increase from 1995 to 1996. The increase was primarily due to an increase in sales volumes of 7% and an average increase in sales prices of 16%. Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, were up 10% from 1995 to 1996, and their average unit price increased $0.10. Gasoline sales volumes increased primarily due to successful marketing efforts, including the net addition of approximately 470 new independently owned CITGO branded outlets since December 31, 1995. Petrochemical sales volume rose 14% from 1995 to 1996. This increase, combined with an average decrease in unit prices of $0.16, resulted in a 3% decrease in petrochemical sales revenue from 1995 to 1996. Industrial products sales volumes decreased 31% and average unit prices increased $0.02, resulting in a 27% decrease in industrial products sales revenue from 1995 to 1996. Asphalt sales revenue increased 8% from 1995 to 1996. This increase was primarily due to increases in sales volumes. Lubricants and wax sales revenue increased 5% from 1995 to 1996 due to increases in both sales price and volume.

                  Equity in earnings (losses) of affiliates. Equity in earnings (losses) of affiliates decreased by approximately $3 million, representing a 7% decrease, from $48 million in 1995 to $45 million in 1996. This decrease was primarily due to a $13 million decrease in equity earnings of LYONDELL-CITGO, partially offset by an increase in the equity earnings of UNO-VEN of $9 million. Almost all of the shortfall in LYONDELL-CITGO's earnings was due to lower fuels margins, lower aromatics prices, higher natural gas prices, operating problems in the first half of the year and the impact of the expansion project startup on existing operations. The increase in the earnings of UNO-VEN is due primarily to higher refining product margins.

                  Interest income. Interest income from PDVSA represents interest income on the $1 billion notes receivable (hereafter "Mirror Notes") from PDVSA. The Mirror Notes were issued by PDVSA to PDV America in August 1993, in connection with the Company's issuance of $1 billion of Senior Notes.

                  Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2,425 million, representing a 24% increase, from 1995 to 1996. Higher crude oil purchases in 1996 as compared to 1995 resulted from a 22% increase in crude oil prices in 1996 as compared to 1995, or approximately $3.21 per barrel which includes approximately $0.14 per barrel related to the 1995 adjustments of the PDVSA crude and feedstock supply agreements discussed in the overview, and a 3% increase in volumes in 1996 as compared to 1995. Higher costs of intermediate feedstock purchases were attributable to a 20% increase in prices, partially offset by a 7% decrease in volumes purchased. Refinery production was higher in 1996 as compared to 1995; however, due to the increased sales volumes mentioned above, the cost of refined product purchases increased 30%. The increase in refined product purchases results from a 13% increase in volumes and a 15% increase in refined product prices. The increases in refining and manufacturing costs are due primarily to increased costs of purchased fuel and electricity at CITGO's Lake Charles and Corpus Christi refineries as well as the additional manufacturing costs related to the lubricants plant acquired in May 1995.

                  CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 52%, 55% and 57% of cost of sales for the years 1994, 1995 and 1996, respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates its purchased product requirements will continue to increase, in volume and as a percentage of refined products sold, in order to meet marketing demands. CITGO does not anticipate operational actions or market conditions in the near term (other than normal refinery turnaround maintenance) which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

                  Gross margin. The gross margin for 1996 was $461 million, or 3.6%, compared to $456 million, or 4.3%, for 1995. Gross margins in 1996 have been adversely affected by refinery operations in the first quarter, the scheduled modifications to the pricing provisions in the crude and feedstock supply agreements, the decline in petrochemical profitability, increased volumes of refined products purchased as a percentage of sales volume and increased costs of purchased fuel and electricity at the refineries throughout the year (in each case, as discussed above).

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3 million, representing a 2% increase, due primarily to increases in salaries and benefits and increased marketing expenses in 1996 including the effect of the change in focus of CITGO's marketing programs initiated in April 1996. The primary program in effect through March 1996 was designed to increase the number of branded outlets and improve CITGO's overall image. Accordingly, costs were and continue to be expensed as incurred. The program initiated in April 1996 primarily focuses on defending market share and increasing volumes sold to existing distributors by providing an incentive which is earned over time. The accounting for the new program recognizes the program expenses when the incentives are earned.

                  Interest expense. Interest expense increased $7.8 million from 1995 to 1996. The increase was due primarily to increased borrowings, offset by a slightly lower weighted average interest rate on indebtedness.

                  Income taxes. PDV America's provision for income taxes in 1996 was $78 million, representing an effective tax rate of 36%. In 1995, PDV America's provision for income taxes was $84 million, representing an effective tax rate of 37%.

                  Net income. Net income was $138 million for 1996. Net income of $146 million for 1995 included an after-tax extraordinary gain of $3 million on early extinguishment of debt.

Results of Operations--1995 Compared to 1994

                  Sales revenues and volumes. Sales increased by $1,275 million representing a 14% increase, from 1994 to 1995. The increase was due to higher sales volumes and a slight increase in market prices. Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, were up 8% from 1994 to 1995, and their average unit price increased $0.03. Gasoline sales volumes increased primarily due to successful marketing efforts, including the net addition of approximately 920 new independently owned CITGO branded outlets since December 31, 1994. Petrochemical sales volume rose 3% from 1994 to 1995. This increase, combined with an average increase in unit prices of $0.14, resulted in a 19% increase in petrochemical sales revenue from 1994 to 1995. Industrial products sales volumes increased 14%, and average unit prices increased $0.05, resulting in a 32% increase in industrial products sales revenue from 1994 to 1995. Asphalt sales increased 23% from 1994 to 1995 which increase was primarily due to increases in sales prices. Lubricants and wax sales increased 9% from 1994 to 1995 due to increases in sales prices.

                  Equity in earnings (losses) of affiliates. Equity in earnings (losses) of affiliates decreased by approximately $7 million representing a 13% decrease, from $55 million in 1994 to $48 million in 1995. This decrease was primarily due to a $6 million decrease in equity earnings of Nelson Industrial Steam Company ("NISCO") and a $12 million decrease in the equity in the earnings of UNO-VEN, partially offset by increases in equity in the earnings of joint interest pipelines and LYONDELL-CITGO, of $2 million and $8 million, respectively. The decrease in NISCO earnings in 1995 is attributable to higher interest costs in 1995 as a result of the NISCO debt refinancing in September 1994. The UNO-VEN decrease is due primarily to higher operating costs resulting from additional waste disposal costs in 1995 related to a specific cleanup project and an increase in 1995 depreciation expense as a result of an increase in capital spending in 1994.

                  Cost of sales and operating expenses. Cost of sales and operating expenses increased by $1,335 million, representing a 15% increase from 1994 to 1995. Higher crude oil costs in 1995 as compared to 1994 resulted from a 13% increase in crude oil prices in 1995 as compared to 1994, of approximately $1.74 per barrel which includes approximately $0.13 per barrel related to the 1995 adjustments of the PDVSA crude and feedstock supply agreements, even though volumes were down 2%. Higher refined product costs in 1995 as compared to 1994 resulted from a 7% increase in refined product purchase prices and a 14% increase in purchased volumes. The increased purchased volumes were necessary primarily to supply the increased sales to branded distributors.

                  In addition, in the third quarter of 1995, CITGO entered into a contract with National Response Corporation ("NRC") for marine oil spill removal services capability and terminated its relationship with the previous provider of that service for which CITGO paid a cancellation fee of approximately $16 million which is included in cost of sales and operating expenses. Also, a fire damaged an operating unit at CITGO's Corpus Christi refinery during the third quarter of 1995 resulting in no injuries. Property and business interruption insurance policies were in place and mitigated the losses. Approximately $6 million has been charged to cost of sales to cover among other things the deductible amount under property insurance policies. The fire did not materially affect the operations of CITGO.

                  Gross margin. The gross margin for 1995 was $456 million, representing 4.3%, compared to $516 million, representing 5.6% for 1994. The 1995 gross margin percentage was adversely affected by the PDVSA agreement changes, the oil spill removal services termination fee, the Corpus Christi fire and increased volumes of refined product purchases as a percentage of sales volumes.

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased by $6 million, representing a 4% increase, due primarily to increases in marketing expenses partially offset by decreases in the amortization of unrecognized net gain on post-retirement benefit obligations during 1995.

                  Interest expense. Interest expense increased $29 million from 1994 to 1995. The increase was due to a decrease of the amount of interest capitalized for 1995 as compared to 1994 and an increase in the level of outstanding debt due to the acquisition of Cato for approximately $47 million and investments in LYONDELL-CITGO.

                  Income taxes. PDV America's provision for taxes in 1995 was $84 million, representing an effective tax rate of 37%. In 1994, PDV America's provision for taxes was $118 million, also representing an effective tax rate of 37%.

                  Net income. Net income of $146 million in 1995 included an extraordinary gain of $3 million, after taxes, related to the early extinguishment of debt. Net income of $199 million in 1994 included an extraordinary charge of $2 million, after taxes, for the write-off of deferred loan fees and other costs related to the early extinguishment of debt reported by NISCO and an after-tax charge of $4 million due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits".

Liquidity and Capital Resources

                  For the year ended December 31, 1996, PDV America's net cash provided by operating activities totaled approximately $265 million, primarily reflecting $138 million of net income and $193 million of depreciation and amortization,partially offset by net cash used by other items of $66 million. The more significant changes in other items included the increase in accounts receivable, including receivables from affiliates, of approximately $198 million, the increase in accounts payable and other liabilities, including payables to affiliates, of approximately $227 million and the increase of other assets of approximately $84 million. The increase in accounts receivable is due primarily to an increase in crude oil receivables and credit card receivables. The increase in crude oil receivables is a result of an increase in crude oil sales volumes and prices. The increase in credit card receivables is primarily the result of an increase in the number of active accounts, higher gasoline prices and increased use of revolving credit. The increase in accounts payable is related primarily to purchases of domestic crude oil and refined products. The increase in payables to affiliates is the result of the timing of cargo shipments, higher crude oil costs and a specific year-end crude oil purchase related to CARCO's planned 1997 production. The increase of other assets is due primarily to refinery turnarounds.

                  Net cash used in investing activities in 1996 totaled $585 million, consisting primarily of capital expenditures of $438 million and investments in LYONDELL-CITGO of $143 million.

                  During the same period, consolidated net cash provided from financing activities totaled approximately $326 million, consisting primarily of proceeds of approximately $200 million from the issuance of senior notes, the issuance of $120 million in taxable revenue bonds, $60 million of net borrowings under revolving bank facilities, $28 million net borrowings on short-term bank loans and proceeds of $25 million from a tax-exempt bond issuance. Funds received from these financing activities were partially offset by repayments of $59 million on privately placed senior notes and $29 million on a term loan.
                  CITGO currently estimates capital expenditures for the years 1997-2001 will total approximately $1.6 billion, exclusive of investments in LYONDELL-CITGO, as shown in the following table.

          CITGO Estimated Capital Expenditures - 1997 through 2001 (1)

Strategic                                         $  880 million
Maintenance                                          400 million
Regulatory/Environmental                             320 million
                                                  --------------
Total                                             $1,600 million
                                                  ==============

-------------------------
(1) These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements".

                  In addition, as of December 31, 1996, CITGO was committed to make additional investments in LYONDELL-CITGO consisting of (i) $30 million at the in-service date of the refinery enhancement project, which is currently scheduled for early 1997, (ii) up to an additional approximately $10 million through the in-service date and (iii) additional funding for operations in the event that the refinery enhancement project startup did not proceed as anticipated. In addition, CITGO is committed to fund up to $22 million for certain maintenance and environmental costs, to the extent that such costs exceed certain estimates. CITGO expects to fund its remaining commitment through cash generated from operations and available credit facilities.

                  The LYONDELL-CITGO expansion project was completed at the end of 1996 and the in-service date was March 1, 1997. CITGO has made its additional investment of $30 million which was required at the in-service date.

                  PDV  America's  $1  billion  senior  notes  issued in 1993 are comprised of (i) $250 million 7 1/4% Senior Notes Due August 1, 1998, (ii) $250 million of 7 3/4% Senior Notes Due August 1, 2000 and (iii) $500 million 77/8% Senior Notes Due August 1, 2003 (collectively the "Senior Notes"). Interest on these notes is payable in semiannual installments of $38 million, or approximately $77 million in total for 1996.

                  As of December 31, 1996, CITGO had an aggregate of $1,617 million of indebtedness outstanding that matures on various dates through the year 2026. As of December 31, 1996, CITGO's contractual commitments to make principal payments on this indebtedness were $148.2 million, $95.2 million and $426.5 million for 1997, 1998 and 1999, respectively. CITGO's bank credit facility consists of an $88.2 million term loan, payable in quarterly installments of principal and interest through December 1999 and a $675 million revolving credit facility maturing in December 1999, of which $350 million was outstanding at December 31, 1996. Cit-Con has a separate credit agreement under which $35.7 million was outstanding at December 31, 1996. CITGO's other principal indebtedness consists of (i) $199.7 million in senior notes issued in 1996, (ii) $260 million in outstanding principal amount of senior notes issued pursuant to a master shelf agreement with an insurance company, (iii) $294 million in outstanding principal amount of senior notes issued in 1991, (iv) $216.3 million in outstanding principal amount of obligations related to tax exempt bonds issued by various governmental units and
(v) $120 million in outstanding principal amount of obligations related to taxable bonds issued by a governmental unit. See Note 11 to "Consolidated Financial Statements".

                  The  debt   instruments   of  PDV  America  and  CITGO  impose
significant restrictions on PDV America's and CITGO's ability to incur additional debt, grant liens, make investments, sell or acquire fixed assets, make restricted payments, including dividends, and engage in other transactions. In addition, restrictions exist over the payment of dividends and other distributions to PDV America. PDV America and CITGO were in compliance with all their respective covenants under such debt instruments at December 31, 1996.

                  As of December 31, 1996, capital resources available to the Companies include cash generated by operations, available borrowing capacity under CITGO's revolving credit facility of $325 million and $127 million in unused availability under uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Companies believe that they have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near terms, anticipated operating needs, debt service and to meet currently anticipated future obligations as they arise. In addition, PDV America intends that payments received from PDVSA under the $1 billion Mirror Notes will provide funds to service PDV America's Senior Notes. The Companies periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements. Of course, the Companies' ability to obtain such financings will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time. See "Factors Affecting Forward Looking Statements".

                  PDV America and its direct subsidiaries are also party to a tax allocation agreement, which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities.

Derivative Commodity and Financial Instruments

                  CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to price risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and although usually settled in cash, can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to price movements of crude oil and refined products. In order for a transaction to qualify as a hedge, CITGO requires that the item to be hedged expose CITGO to price risk and that the commodity contract reduce that risk and be designated as a hedge. The high correlation between price movements of a product and the commodity contract in that product is well demonstrated in the petroleum industry and, generally, CITGO relies on those historical relationships and on periodic comparisons of market price changes to price changes of futures and options contracts accounted for as hedges. Gains or losses on contracts which qualify as hedges are recognized when the related inventory is sold or the hedged transaction is consummated. Changes in the market value of futures and option positions which are not hedges are recorded as gains or losses in the period in which they occur.

                  Since the contracts described above generally qualify for hedge accounting and correlate to price movements of crude oil and refined products, gains or losses resulting from market changes in these contracts will generally be offset by losses or gains on CITGO's hedged inventory or future purchases and sales. CITGO's derivative commodity activity is closely monitored by its management. Contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1996 and 1995 and the effects on cost of sales and pretax earnings for 1996, 1995 and 1994 were not material. At times, CITGO enters into commodity futures and option agreements that are not related to the hedging program discussed above. This activity and its results were not material to CITGO's consolidated results of operations in 1996, 1995 or 1994.

                  CITGO from time to time enters into other over-the-counter derivative commodity agreements. No premiums are required for these agreements. Gains and losses under these agreements, which primarily fix margins on anticipated sales, are accrued as receivables or payables and as adjustments of the carrying amount of inventories. The amounts are recognized in income through cost of sales when the related petroleum products are sold, unless an earlier write-down is required to recognize anticipated nonrecovery of deferred amounts. At December 31, 1996 and 1995, CITGO had no such agreements in place.

                  CITGO has only limited involvement with other derivative financial instruments and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. PDV America itself has no involvement with derivative financial instruments.

                  CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. Premiums paid for purchased interest rate swap and cap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other assets. The interest rate differentials received or paid by CITGO related to these agreements are recognized as adjustments to interest expense over the term of the agreements. Gains or losses on terminated swap agreements are either amortized over the original term of the swap agreement if the hedged borrowings remain in place or are recognized immediately if the hedged borrowings are no longer held.

                  CITGO has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                       CITGO Interest Rate Swap Agreements

                       Expiration                      Notional Principal Amount
Variable Rate Index       Date        Fixed Rate Paid      1996       1995
-------------------  ---------------  ---------------  -------------------------
                                                            (in thousands)
One-month LIBOR      September  1998        4.85%       $ 25,000   $ 25,000
One-month LIBOR      November   1998        5.09          25,000     25,000
One-month LIBOR      May        2000        6.28          25,000     25,000
J. J. Kenny          May        2000        4.72          25,000     25,000
J. J. Kenny          February   2005        5.30          12,000     12,000
J. J. Kenny          February   2005        5.27          15,000     15,000
J. J. Kenny          February   2005        5.49          15,000     15,000
                                                        --------   --------
                                                        $142,000   $142,000
                                                        ========   ========


                  The fair value of the interest rate swap agreements in place at December 31, 1996 based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of approximately $1.1 million. In connection with the determination of such fair market value, CITGO considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

                  Interest expense includes $1.1 million, $0.1 million and $0.4 million in 1996, 1995 and 1994, respectively, related to interest paid on these agreements. During 1995, CITGO converted $25 million of variable rate debt to fixed rate borrowings and terminated the interest rate swap agreement matched to the variable rate debt. Other income in 1995 included a $2.4 million gain related to the termination of this interest rate swap agreement. There were no transactions of this type in 1996.

                  During 1995, CITGO entered into a 9% interest rate cap agreement with a notional amount of $25 million, a reference rate of three-month LIBOR, and an expiration date of February 1997. Other interest rate cap agreements to which CITGO was a party expired in November 1994. The effect of these agreements was not material in 1996, 1995 or 1994.

                  Neither CITGO nor the counterparties are required to collateralize their obligations under these derivative commodity and financial instruments. CITGO is exposed to credit loss in the event of nonperformance by the counterparties to these agreements, but has no off-balance-sheet credit risk of accounting loss for the notional amounts.

New Accounting Standard

                  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". SFAS 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and the accounting for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS 121 did not have a material effect on the consolidated financial position or results of operations of the Company.

                        ITEM 8. FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                  The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are included in Item 14a of this report. The Quarterly results of Operations are reported in Note 17 of the Notes to Consolidated Financial Statements included in Item 14a.


                      ITEM 9. CHANGES IN AND DISAGREEMENTS
                         WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE


                  None.

                                    PART III

                  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                                 THE REGISTRANT

                  The directors and executive officers of PDV America are as follows:

Name                       Age          Position
----                       ---          --------

Claus Graf                 58           Chairman of the Board and Director
Alonso Velasco             55           President, Chief Executive and Financial
                                           Officer and Director
Angel E. Olmeta            59           Vice President and Director
Jose M. Portas             60           Secretary and Director
Francisco Bustillos        44           Treasurer and Chief Accounting Officer

                  Directors are elected to serve until their successors are duly elected and qualified. Executive officers are appointed by and serve at the discretion of the Board of Directors.

                  Claus Graf has been a director of PDV America and Chairman of the Board since October 1994. In March 1994, Mr. Graf was appointed a Vice President of PDVSA. From 1991 to 1994, he served as a Vice President of Corpoven, S.A., and, prior to that time, he was Production and Exploration Coordinator of PDVSA.

                  Alonso Velasco has been a director of PDV America since 1991 and President, Chief Executive and Financial Officer since 1993. Mr. Velasco was Control and Finances Coordinator of PDVSA from 1991 until March 1994, at which time he was appointed a director of PDVSA. Between 1987 and 1991, he was a director of Interven, S.A., an affiliate of PDVSA.

                  Angel E. Olmeta has been a director of PDV America and Vice President since October 1994. Mr. Olmeta has been a director of CITGO since 1986 and was its Executive Vice President and Chief Operating Officer from 1991 until 1994. He was Managing Director of Petroleos de Venezuela (USA) Corp. in New York from 1987 to 1991.

                  Jose M. Portas has been a director of PDV America since 1986 and Secretary since 1987. Mr. Portas worked with various subsidiaries of PDVSA in Venezuela from 1976 until 1986.

                  Francisco Bustillos has been Treasurer and Chief Accounting Officer of PDV America since March 1996. Mr. Bustillos was appointed the Corporate Finance Functional Manager of PDVSA in November 1995. Prior to that time, he was a Finance Manager with Maraven, S.A., an affiliate of PDVSA, and, throughout his career, he has held numerous positions in accounting and finance at Maraven, S.A. and other PDVSA affiliates.

                  PDV America's Board of Directors currently has no committees.

                         ITEM 11. EXECUTIVE COMPENSATION

                  For the year ended December 31, 1996, the directors and executive officers of PDV America received compensation in the aggregate of approximately $850,000.


                         ITEM 12. SECURITY OWNERSHIP OF
                            CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

                  Not applicable.


                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

                  PDV America is a wholly owned indirect subsidiary of PDVSA. As a result, PDVSA, either directly or indirectly, nominates and selects the members of the Board of Directors of PDV America and its subsidiaries. Certain members of the Board of Directors of PDV America are also directors or executive officers of PDVSA.

                  CITGO, UNO-VEN and LYONDELL-CITGO have entered into several transactions with PDVSA or other affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO, UNO-VEN and LYONDELL-CITGO for a fixed period, usually 20 to 25 years. The supply agreements differ somewhat for each entity and each CITGO refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced from or for each particular grade of crude oil or feedstock, less (i) certain deemed refining costs; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by a purchaser under the various supply agreements will vary depending on, among other things, the efficiency with which such purchaser conducts its operations during such period. These supply agreements are designed to reduce the inherent earnings volatility of the refining and marketing operations of CITGO, UNO-VEN and LYONDELL-CITGO. Prior to 1995, certain costs were used in the CITGO supply agreement formulas, aggregating approximately $70 million per year for the years 1992 through 1994 as compared to the amount that would otherwise have been payable thereunder. This modification was to expire at December 31, 1996; however, in the third quarter of 1995, PDVSA and CITGO agreed to adjust the modification, so that the 1992 fixed amount per barrel would be reduced, and the adjusted modification would not expire until December 31, 1999. The impact of this adjustment was an increase in crude cost of $44 million for 1996 and $ 22 million for 1995, over what would otherwise have been payable under the original 1992 modification. CITGO anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by $25 million per year in 1997 through 1999, in each case without giving effect to any other factors that may affect the price payable for crude oil under these agreements. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements.

                  Under such long-term supply agreements and refined product purchase agreements, CITGO, UNO-VEN and LYONDELL-CITGO purchased approximately $2.4 billion. $0.9 billion and $0.7 billion, respectively, of crude oil, feedstocks and refined products at market related prices from PDVSA in 1996. At December 31, 1996, $237 million was included in PDV America's current payable to affiliates as a result of these transactions. The LYONDELL-CITGO crude oil supply agreement increased to 200 MBPD on March 1, 1997.

                  During 1996, CITGO purchased approximately $1.6 billion of crude oil, feedstocks and refined products from LYONDELL-CITGO primarily under a long-term product sales agreement. Such agreement incorporates formula prices based on published market prices, defined marketing discounts and variable factors. At December 31, 1996, $38 million was included in payables to affiliates as a result of these transactions.

                  The notes receivable from PDVSA are unsecured and comprised of
(i) $250 million 7.35% Notes Due August 1, 1998, (ii) $250 million 7.75% Notes Due August 1, 2000 and (iii) $500 million 7.995% Notes Due August 1, 2003; all such notes have maturities that are less one business day. Interest on these notes is payable semiannually by PDVSA to PDV America on February 1 and August 1 of each year, less one business day. For the year ended December 31, 1996, approximately $78 million of interest income is attributable to such notes with $32 million included in due from affiliates at December 31, 1996. Due to the related party nature of these notes receivable, it is not practicable to estimate their fair value.

                  CITGO had refined product, feedstock and crude oil and other product sales of $254 million to affiliates, including the Mount Vernon Phenol plant and LYONDELL-CITGO, in 1996. At December 31, 1996, $28 million was included in due from affiliates as a result of these transactions.

                  During 1995, the Company entered into a service agreement with PDVSA to provide financial and foreign agency services. Income from these services was $0.3 million in 1996.

                  Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi refinery facilities by CITGO. See "Consolidated Financial Statements--Note 15".

                  PDV America and its direct subsidiaries are parties to a tax allocation agreement, which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities.

                                     PART IV

                   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND
                               REPORTS ON FORM 8-K


a.       Certain Documents Filed as Part of this Report

         (1)     Financial Statements:

                 Independent Auditors' Report
                 Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the years ended
                          December 31, 1996, 1995 and 1994
                 Consolidated Statements of Shareholder's Equity
                          for the years ended December 31, 1996, 1995 and 1994
                 Consolidated Statements of Cash Flows
                          for the years ended December 31, 1996, 1995 and 1994

                 Notes to the Consolidated Financial Statements

         (2)     Financial Statement Schedules:

                 Schedule I - Condensed Financial Information of the Registrant.

         (3)     Exhibits:

                 The Exhibit Index in part c., below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b.       Reports on Form 8-K

         *       Form 8-K, dated November 5, 1996,  reporting  contemplation of
                 increases  or  decreases  of   investments  in  certain  joint
                 ventures.

         ** Form 8-K, dated December 26, 1996, reporting the execution by PDV America of a letter of intent for the restructuring of UNO-VEN's refinery and marketing business.

--------
*        Previously filed with the Commission on November 5, 1996.
**       Previously filed with the Commission on December 26, 1996.

c.       Exhibits

         *3.1              Certificate   of   Incorporation,    Certificate   of
                           Amendment of Certificate of Incorporation and By-laws of PDV America.

         *4.1              Indenture,  dated as of  August  1,  1993,  among PDV
                           America, Propernyn, PDVSA and Citibank, N.A., as trustee, relating to PDV America's 7-1/4% Senior Notes Due 1998, 7-3/4% Senior Notes Due 2000 and 7-7/8% Senior Notes Due 2003.

         *4.2              Form of Senior Note (included in Exhibit 4.1).

         *10.1             Crude Supply  Agreement,  dated as of  September  30,
                           1986,   between  CITGO   Petroleum   Corporation  and
                           Petroleos de Venezuela, S.A.

         *10.2             Supplemental  Crude  Supply  Agreement,  dated  as of
                           September   30,   1986,   between   CITGO   Petroleum
                           Corporation and Petroleos de Venezuela, S.A.

         *10.3 Crude Oil and Feedstock Supply Agreement, dated as of March 31, 1987, between Champlin Refining Company and Petroleos de Venezuela, S.A.

         *10.4 Supplemental Crude Oil and Feedstock Supply Agreement, dated as of March 31, 1987, between Champlin Refining Company and Petroleos de Venezuela, S.A.

         *10.5 Contract for the Purchase/Sale of Boscan Crude Oil, dated as of June 2, 1994 between Tradecal, S.A., and CITGO Asphalt Refining Company.

         *10.6 Restated Contract for the Purchase/Sale of Heavy/Extra Heavy Crude Oil, dated December 28, 1990, among Maraven, S.A., Lagoven, S.A.. and Seaview Oil Company.

         *10.7 Sublease Agreement, dated as of March 31, 1987, between Champlin Petroleum Company, as Sublessor, and Champlin Refining Company, as Sublessee.

         *10.8 Operating Agreement, dated as of May 1, 1984, among Cit-Con Oil Corporation, CITGO Petroleum Corporation and Conoco, Inc.

         *10.9             Amended  and  Restated  Limited   Liability   Company
                           Regulations of LYONDELL-CITGO Refining Company, Ltd. dated July 1, 1993.

         *10.10 Contribution Agreement between Lyondell Petrochemical Company and LYONDELL-CITGO Refining Company, Ltd.

--------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

         *10.11 Crude Oil Supply Agreement, dated as of May 5, 1993, between LYONDELL- CITGO Refining Company, Ltd. and Lagoven, S.A.

         *10.12 Supplemental Supply Agreement, dated as of May 5, 1993, between LYONDELL- CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.

         *10.13 The UNO-VEN Company Partnership Agreement, dated as of December 4, 1989, between Midwest 76, Inc. and VPHI Midwest, Inc.

         *10.14            Supply  Agreement,  dated  as of  December  1,  1989,
                           between  The  UNO-VEN   Company  and   Petroleos   de
                           Venezuela, S.A.

         *10.15 Supplemental Supply Agreement, dated as of December 1, 1989, between The UNO-VEN Company and Petroleos de Venezuela, S.A.

         *10.16 Tax Allocation Agreement, dated as of June 24, 1993, among PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., as amended.

         **10.17 Amendment and Supplement to Supply Agreement, dated as of May 11, 1994, between The UNO-VEN Company and Tradecal, S.A., as assignee of Petroleos de Venezuela, S.A.

         12.1              Computation of Ratio of Earnings to Fixed Charges

         21.1              List of Subsidiaries of the Registrant

         27.1              Financial Data Schedule

d.       Financial Statement Schedules

         The schedules filed by the Company are listed in Item 14a above as required.


* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                                PDV AMERICA, INC.


                                                By        /s/Alonso Velasco
                                                  ------------------------------
                                                         Alonso Velasco
                                                  President, Chief Executive and
                                                       Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signatures                         Title                     Date
         ----------                         -----                     ----


By    /s/ Claus Graf                Chairman of the Board,        March 28, 1997
  ------------------------------       Director
      Claus Graf



By    /s/ Alonso Velasco            President, Chief Executive    March 28, 1997
  ------------------------------       and Financial Officer,
      Alonso Velasco                   Director


By    /s/ Jose M. Portas            Secretary, Director           March 28, 1997
  ------------------------------
      Jose M. Portas



By    /s/ Francisco Bustillos       Treasurer, Chief              March 28, 1997
  ------------------------------       Accounting Officer
      Francisco Bustillos

Deloitte &
 Touche LLP
                         Two World Financial Center Telephone:    (212) 436-2000
                         New York, New York 10281-1414 Facsimile: (212) 436-5000




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of PDV America, Inc.:

We have audited the accompanying consolidated balance sheets of PDV America, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index as Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PDV America, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.



February 14, 1997

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(Dollars in Thousands)
--------------------------------------------------------------------------------

ASSETS                                                       1996         1995

CURRENT ASSETS:
    Cash and cash equivalents                            $   32,845   $   25,794
    Accounts receivable, net                              1,004,098      817,990
    Due from affiliates                                      60,123       61,376
    Inventories                                             833,191      785,275
    Prepaid expenses and other                               25,093       37,625
                                                         ----------   ----------

         Total current assets                             1,955,350    1,728,060

NOTES RECEIVABLE FROM PDVSA                               1,000,000    1,000,000
PROPERTY, PLANT AND EQUIPMENT - Net                       2,786,941    2,492,146
RESTRICTED CASH                                               9,369        1,258
INVESTMENTS IN AFFILIATES                                 1,040,525      881,960
OTHER ASSETS                                                146,142      116,860
                                                         ----------   ----------
TOTAL                                                    $6,938,327   $6,220,284
                                                         ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Short-term bank loans                                $   53,000   $   25,000
    Accounts payable                                        530,758      438,664
    Due to affiliates                                       275,551      176,800
    Taxes other than income                                 200,863      173,915
    Other current liabilities                               237,115      241,796
    Income taxes payable                                     21,137        6,068
    Current portion of long-term debt                        95,240       95,240
    Current portion of capital lease obligation              11,778       10,562
                                                         ----------   ----------

         Total current liabilities                        1,425,442    1,168,045

LONG-TERM DEBT                                            2,465,336    2,155,316
CAPITAL LEASE OBLIGATIONS                                   129,726      141,504
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                 183,370      167,905
OTHER NONCURRENT LIABILITIES                                196,979      188,707
DEFERRED INCOME TAXES                                       399,768      400,137
MINORITY INTEREST                                            26,631       25,618
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
    Common stock, $1.00 par value - authorized,
         issued and outstanding, 1,000 shares                     1            1
    Additional capital                                    1,232,435    1,232,435
    Retained earnings                                       878,639      740,616
                                                         ----------   ----------

         Total shareholder's equity                       2,111,075    1,973,052
                                                         ----------   ----------

TOTAL                                                    $6,938,327   $6,220,284
                                                         ==========   ==========


See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1996
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                          1996            1995            1994

REVENUES:
   Net sales                                         $ 12,698,366    $ 10,279,579    $  9,093,562
   Sales to affiliates                                    253,694         242,581         153,147
                                                     ------------    ------------    ------------
                                                       12,952,060      10,522,160       9,246,709
   Equity in earnings (losses) of affiliates - net         44,906          48,130          55,369
   Interest income from PDVSA                              77,725          77,725          77,725
   Other income (expense) - net                            (3,373)         (1,289)         (6,074)
                                                     ------------    ------------    ------------
                                                       13,071,318      10,646,726       9,373,729
                                                     ------------    ------------    ------------
COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses
     (including purchases of $4,001,471,
     $3,321,128 and $2,915,696 from affiliates)        12,491,003      10,066,012       8,730,971
   Selling, general and administrative expenses           169,159         165,693         159,849
   Interest expense:
     Capital leases                                        16,818          17,913          18,893
     Other                                                177,544         168,633         138,682
   Minority interest                                        1,013           1,993           2,394
                                                     ------------    ------------    ------------
                                                       12,855,537      10,420,244       9,050,789
                                                     ------------    ------------    ------------
INCOME BEFORE INCOME TAXES,
   EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF ACCOUNTING
   CHANGES                                                215,781         226,482         322,940
INCOME TAXES                                               77,758          83,996         117,824
                                                     ------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY
   ITEMS AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                                     138,023         142,486         205,116
EXTRAORDINARY ITEMS:
   Gain related to the early extinguishment of
     debt, net of related income taxes of $2,160             --             3,380            --
   Charge related to the early extinguishment of
     debt, net of related income tax benefit of
     $956                                                    --              --            (1,627)
CUMULATIVE EFFECT OF ACCOUNTING
   CHANGES:
   Postemployment benefits, net of related
     income tax benefit of $2,823                            --              --            (4,477)
                                                     ------------    ------------    ------------
NET INCOME                                           $    138,023    $    145,866    $    199,012
                                                     ============    ============    ============



See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
THREE YEARS ENDED DECEMBER 31, 1996
(Amounts in Thousands)
--------------------------------------------------------------------------------


                                           Common Stock

                                                                                            Total
                                                               Additional    Retained    Shareholder's
                                         Shares     Amount       Capital     Earnings      Equity

BALANCE, JANUARY 1, 1994                     1    $        1   $1,188,294   $  395,738   $1,584,033

  Capital contributions received from
     Parent                                 --          --         29,141         --         29,141

  Net income                                --          --           --        199,012      199,012
                                         -----    ----------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 1994                   1             1    1,217,435      594,750    1,812,186

  Capital contributions received
   from Parent                              --          --         15,000         --         15,000

Net income                                  --          --           --        145,866      145,866
                                         -----    ----------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 1995                   1             1    1,232,435      740,616    1,973,052

  Net income                                --          --           --        138,023      138,023
                                         -----    ----------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 1996                   1    $        1   $1,232,435   $  878,639   $2,111,075
                                         =====    ==========   ==========   ==========   ==========



See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1996
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                       1996         1995         1994
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                                        $ 138,023    $ 145,866    $ 199,012
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Extraordinary items                                  --         (3,380)       1,627
    Cumulative effect of accounting changes              --           --          4,477
    Depreciation and amortization                     192,585      167,885      160,155
    Provision for losses on accounts receivable        13,275        9,070        6,250
    Deferred income taxes                               5,159       18,777       44,706
    Distributions in excess of (less than) equity
      in earnings (losses) of affiliates               (8,672)     (19,090)     (14,991)
    Postretirement benefits                            15,465       (7,404)      10,512
    Other adjustments                                   2,549        3,661        5,583
    Change in operating assets and liabilities,
      exclusive of acquisitions of businesses:
      Accounts receivable                            (199,333)     (68,072)    (170,939)
      Due from affiliates                               1,253       (9,340)         254
      Inventories                                     (47,916)       2,212      (46,878)
      Prepaid expenses and other                        6,525      (38,764)     (40,652)
      Accounts payable                                 92,265       36,995       78,723
      Income taxes payable                              3,725        3,076      (23,375)
      Due to affiliates                                98,580       27,185       27,455
      Other assets                                    (83,874)     (24,565)       4,607
      Other liabilities                                35,833       85,809       45,022
                                                    ---------    ---------    ---------

      Net cash provided by operating activities:      265,442      329,921      291,548
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures                               (437,763)    (314,230)    (350,498)
  Proceeds from sales of property, plant and
    equipment                                           3,929          843        2,742
  Decrease (increase) in restricted cash               (8,111)      41,629      (42,887)
  Return of partnership capital                          --           --         49,256
  Investments in LYONDELL-CITGO Refining
    Company Ltd.                                     (142,638)    (178,875)    (138,416)
  Investments in subsidiary and advances to
    other affiliates                                      (10)     (46,805)      (1,531)
                                                    ---------    ---------    ---------

      Net cash used in investing activities          (584,593)    (497,438)    (481,334)
                                                    ---------    ---------    ---------



See notes to consolidated financial statements                       (Continued)

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1996
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                       1996         1995         1994
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Net proceeds from (repayments of) short-term
    bank loans                                      $  28,000    $ (28,500)   $  16,500
  Net borrowings of revolving bank loan                60,000       95,000       55,000
  Payments on term bank loan                          (29,412)      (7,353)    (150,000)
  Payments on private placement senior notes          (58,685)     (47,321)        --
  Proceeds from issuance of senior notes              199,694         --           --
  Proceeds from master shelf agreement                   --        100,000      160,000
  Proceeds from issuance of taxable bonds             120,000         --           --
  Proceeds from issuance of tax-exempt bonds           25,000       90,700       70,000
  Payments of tax-exempt bonds                           --        (40,237)        --
  Payments on capital lease obligations               (11,252)      (9,017)      (8,722)
  (Repayments) borrowings of other debt                (7,143)       2,397       18,510
  Capital contributions received from parent             --         15,000       29,141
                                                    ---------    ---------    ---------
      Net cash paid by financing activities           326,202      170,669      190,429
                                                    ---------    ---------    ---------
INCREASE IN CASH AND
  CASH EQUIVALENTS                                      7,051        3,152          643
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                    25,794       22,642       21,999
                                                    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                       $  32,845    $  25,794    $  22,642
                                                    =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest (net of amount capitalized)            $ 197,798    $ 175,515    $ 151,989
                                                    =========    =========    =========
    Income taxes, net of refunds of $546 and
    $3,682 in 1996 and 1995, respectively           $  58,492    $  64,204    $  96,498
                                                    =========    =========    =========


See notes to consolidated financial statements.                      (Concluded)

PDV AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - PDV America, Inc. (the "Company") was incorporated on November 14, 1986 and is a wholly-owned subsidiary of Propernyn B.V. ("Propernyn"), a Dutch corporation. The Company's ultimate parent is Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela.

     Description of Business - The Companies (as defined below) manufacture or refine and market quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. Transportation fuel customers include primarily CITGO (as defined below) branded wholesale distributors, convenience stores and airlines located primarily east of the Rocky Mountains. Crude oil and refined products are also sold for refinery supply, logistical and marketing purposes. Such sales are primarily to major and independent oil companies and traders. Lubricants are sold to independent distributors, mass marketers and industrial customers and petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Sales are made primarily on account, based on pre-approved unsecured credit terms established by CITGO management, except sales to airlines, which are made primarily on a prepaid basis. CITGO also has a proprietary credit card program and a Companion Visa bank card program which allow retail consumers to purchase fuel and convenience items at CITGO branded outlets. Allowances for uncollectible accounts are established based on several factors which include, but are not limited to, analysis of specific customers, historical trends, current economic conditions and other information.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (including CITGO Petroleum Corporation ("CITGO") and its wholly-owned subsidiaries and VPHI Midwest, Inc. ("Midwest"), which has a 50 percent interest in The Uno-Ven Company ("Uno-Ven"), an Illinois general partnership) and Cit-Con Oil Corporation, which is 65 percent owned (collectively, the "Companies"). All material intercompany transactions and accounts have been eliminated.

     The Companies' investments in affiliates are accounted for by the equity method. The excess of the investments over the equity in the underlying net assets of the affiliates is amortized on a straight-line basis over 40 years, which is based upon the estimated useful lives of the affiliates' assets.

     Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition - Revenue is recognized upon transfer of title to products sold, based upon the terms of delivery.

     Supply and Marketing Activities - The Companies engage in the buying and selling of crude oil to supply their refineries. The net results of this activity are recorded in cost of sales. The Companies also engage in the buying and selling of refined products to facilitate the marketing of their refined products. The results of this activity are recorded in cost of sales and sales.

     Refined product exchange transactions that do not involve the payment or receipt of cash are not accounted for as purchases or sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the Companies' LIFO (as defined below) inventory method. Exchanges that are settled through payment or receipt of cash are accounted for as purchases or sales.

     Excise Taxes - The Companies collect excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $2.7 billion, $2.2 billion and $2.1 billion were collected from customers and paid to various governmental entities in 1996, 1995 and 1994, respectively. Excise taxes are not included in sales.

     Inventories - Crude oil and refined product inventories are stated at the lower of cost or market and cost is primarily determined using the last-in, first-out ("LIFO") method. Materials and supplies are valued primarily using the average cost method.

     Property, Plant and Equipment - Property, plant and equipment is reported at cost, less accumulated depreciation. Depreciation is based upon the estimated useful lives of the related assets using the straight-line method. Depreciable lives are generally as follows: buildings and leaseholds - 10 to 24 years; machinery and equipment - 5 to 24 years; and vehicles - 3 to 10 years.

     Upon disposal or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income.

     The Companies capitalize interest on projects when construction takes considerable time and entails major expenditures. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Capitalized interest totaled $12 million, $5 million and $12 million in 1996, 1995 and 1994, respectively.

     Futures Contracts and Commodity Options Activity and Other Derivatives - The Companies enter into petroleum futures contracts primarily to hedge a portion of the price risk associated with crude oil and refined products. The Companies also buy and sell commodity options for delivery and receipt of crude oil and refined products. In order for a transaction to qualify as a hedge, the Companies require that the item to be hedged expose the Companies to price risk and that the commodity contract reduce that risk and be designated as a hedge. The high correlation between price movements of a product and the commodity contract in that product is well demonstrated in the petroleum industry and generally the Companies rely on those historical relationships and on periodic comparisons of market price changes to price changes of futures and options contracts accounted for as hedges. Gains or losses on contracts which qualify as hedges are recognized when the related inventory is sold or the hedged transaction is consummated. Changes in the market value of futures and option positions which are not hedges are recorded as gains or losses in the period in which they occur.

     The Companies have only limited involvement with other derivative financial instruments, and do not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of the Companies' core activities.

     The Companies have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. Premiums paid for purchased interest rate swap and cap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other assets. The interest rate differentials received or paid by the Companies related to these agreements are recognized as adjustments to interest expense over the term of the agreements. Gains or losses on terminated swap agreements are either amortized over the original term of the swap agreement if the hedged borrowings remain in place or are recognized immediately if the hedged borrowings are no longer held.

     The Companies from time to time enter into other over-the-counter derivative commodity agreements. No premiums are required for these agreements. Gains and losses under these agreements, which primarily fix margins on anticipated sales, are accrued as receivables or payables and as adjustments of the carrying amount of inventories. The amounts are recognized in income through cost of sales when the related petroleum products are sold, unless an earlier write-down is required to recognize anticipated nonrecovery of deferred amounts.

     Refinery Maintenance - Costs of refinery turnaround maintenance are charged to operations over the average period between turnarounds. Turnaround periods range approximately from one to seven years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $53 million, $43 million, and $54 million for 1996, 1995, and 1994, respectively. Ordinary maintenance is expensed as incurred.

     Environmental Expenditures - Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value. Subsequent adjustments to estimates, to the extent required, may be made as more refined information becomes available.

     Income Taxes - The Companies account for income taxes using an asset and liability approach, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     Postretirement Benefits - In addition to pension benefits, the Companies, at present, provide certain health care and life insurance benefits to eligible employees at retirement. The Company accounts for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires costs related to postretirement benefits to be accrued during the period an employee provides service.

     Postemployment Benefits - The Companies provide various postemployment benefits for eligible former or inactive employees, including disability, severance, and salary continuation benefits. Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The principal effect of adopting this standard is the accrual of postemployment benefits during the period the employees provide service rather than expensing costs as paid. The cumulative effect of adopting this standard was $4.5 million, which is net of an income tax benefit of $2.8 million. The effect on 1994 net income, excluding the cumulative effect, was not material.

     Restricted Cash - Restricted cash represents short-term, highly liquid investments held in trust accounts in accordance with a tax-exempt bond agreement. Funds are released solely for financing environmental facilities as defined in the bond agreements.

     Consolidated Statement of Cash Flows - For purposes of the consolidated statement of cash flows, the Company considers highly liquid short-term investments with original maturities of three months or less to be cash equivalents. In addition, borrowings with original maturities of three months or less are presented net of repayments.

     Accounting for Long-Lived Assets - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and the accounting for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS 121 did not have a material effect on the consolidated financial position or results of operations of the Company.

     Reclassifications - Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the classifications used in 1996.

2.   INVESTMENT IN LYONDELL-CITGO REFINING COMPANY LTD.

     On July 1, 1993, subsidiaries of CITGO and Lyondell Petrochemical Company ("Lyondell") executed definitive agreements with respect to LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO"), a Texas limited liability company which owns and operates a 265 MBPD refinery previously owned by Lyondell and located in Houston, Texas. As of December 31, 1996, CITGO has invested approximately $579 million in cash for a minority participation interest in LYONDELL-CITGO and to fund the initial portion of CITGO's commitment to the refinery enhancement project described below, while Lyondell contributed the refinery and related assets in exchange for the remaining participation interest in the new company. As of December 31, 1996, LYONDELL-CITGO has spent approximately $1,073 million on a refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity. This heavy crude oil will be entirely supplied by a subsidiary of PDVSA under a long-term crude oil supply contract. CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract through the year 2017, thereby significantly reducing its need to purchase refined products from third-party sources to supply its distribution network. As of December 31, 1996, LYONDELL-CITGO estimates expenditures to complete this project will total approximately $57 million to $67 million.

     As of December 31, 1996, CITGO is committed to invest an additional (i) $30 million at the in-service date (as defined in the definitive agreement) of the refinery enhancement project, which is currently scheduled for early 1997, (ii) up to an additional approximately $10 million through the in-service date, and (iii) additional funding for operations in the event that the refinery enhancement project startup does not proceed as anticipated. In addition, CITGO is required to fund certain fees, expenses and interest on LYONDELL-CITGO's initial $450 million of construction loans, and is committed to fund up to $22 million for certain maintenance and environmental costs, to the extent that maintenance and environmental costs exceed expectations. Although CITGO is committed to fund the investments described above, CITGO does not currently expect that its aggregate investments will exceed $626 million (including the initial investment, but exclusive of reinvested earnings) through the in-service date. CITGO's expected aggregate investment in LYONDELL-CITGO, plus its share of LYONDELL-CITGO's earnings, which must be reinvested through the in-service date, will give CITGO approximately a 42% participation interest in LYONDELL-CITGO; CITGO also has a one-time option within 18 months of the in-service date to make an additional investment which, if made, would increase CITGO's participation interest to 50%. As of December 31, 1996, the Company has made $258 million of equity contributions to CITGO to fund its investments in LYONDELL-CITGO. CITGO expects to fund its remaining commitment through cash generated from operations and available credit facilities.

     CITGO accounts for its investment in LYONDELL-CITGO using the equity method based on allocations of income agreed to by the owners. At December 31, 1996 and 1995, CITGO's investment, including reinvested earnings, was $605 million and $461 million, which represented an approximate 13 percent and 12 percent participation interest, respectively, as defined by the agreement. CITGO's equity in the earnings of LYONDELL-CITGO was $1 million, $14 million and $6 million for 1996, 1995 and 1994, respectively.

3.   ACQUISITION OF BUSINESS

     On May 1, 1995, CITGO purchased Cato Oil & Grease Company ("Cato"). Cato is primarily engaged in the manufacture and distribution of lubricants. The results of operations of Cato are included in the accompanying financial statements since the date of acquisition. Pro forma results of operations for this business are not material to the Companies' consolidated statement of income. The total cost of this acquisition was $46.805 million, which was allocated as follows:

                                                             (000's Omitted)

     Property, plant and equipment                               $27,000
     Inventory                                                     8,643
     Accounts receivable                                           6,144
     Other assets                                                  5,018
                                                                 -------
                                                                 $46,805
                                                                 =======

4.   RELATED PARTY TRANSACTIONS

     The Company's subsidiaries purchase approximately two-thirds of the crude oil processed in Company refineries from subsidiaries of PDVSA under long-term supply agreements. Under these supply agreements, which extend through years 2006 and 2013, and other agreements, including feedstock and product purchase agreements and vessel transportation contracts, the Companies purchased $2.4 billion, $1.9 billion, and $1.8 billion of crude oil, feedstocks and other products from wholly-owned subsidiaries of PDVSA in 1996, 1995 and 1994, respectively. These crude oil, feedstock, and other product purchases comprised 29 percent, 31 percent, and 34 percent of the Company's total acquisitions in 1996, 1995 and 1994, respectively. The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less (i) certain deemed refining costs adjustable for inflation, (ii) certain actual costs, including transportation charges, import duties and taxes and (iii) a deemed margin, which varies according to the grade of crude oil. Effective January 1, 1992, the supply agreements with respect to CITGO's Lake Charles, Corpus Christi and Paulsboro refineries were modified to reduce the price levels to be paid by CITGO by a fixed amount per barrel of crude oil purchased from PDVSA. Such reductions were intended to defray CITGO's costs of certain environmental compliance expenditures. This modification resulted in a decrease in the cost of crude oil purchased under these agreements of approximately $70 million per year for the years 1992 through 1994 as compared to the amount that would otherwise have been payable thereunder. This modification was to expire at December 31, 1996; however, in the third quarter of 1995, PDVSA and CITGO agreed to adjust this modification so that the 1992 fixed amount per barrel would be reduced and the adjusted modification would not expire until December 31, 1999. The impact of this adjustment was an increase in crude cost of $44 million for 1996 and $22 million for 1995, over what would otherwise have been payable under the original 1992 modification. The Company anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by $25 million per year in 1997 through 1999, in each case without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the then current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements. At December 31, 1996 and 1995, $237 million and $146 million, respectively, were included in payables to affiliates as a result of these transactions.

     CITGO purchases substantially all of the refined products produced at the LYONDELL-CITGO refinery under a long-term contract through the year 2017. During 1996, 1995 and 1994, CITGO purchased $1.6 billion, $1.4 billion, and $1.1 billion of crude oil, feedstocks and refined products from LYONDELL-CITGO primarily under this product sales agreement. The products sales agreement incorporates formula prices based on published market prices and defined marketing discounts and variable factors. At December 31, 1996 and 1995, $38 million and $31 million were included in payables to affiliates as a result of these transactions.

     CITGO had refined product, feedstock, crude oil and other product sales of $254 million, $243 million and $153 million to affiliates in 1996, 1995 and 1994, respectively. At

     December 31, 1996 and 1995, $28 million and $29 million, respectively, were included in due from affiliates as a result of these transactions.

     During 1995, the Company entered into a service agreement with PDVSA to provide financial and foreign agency services. Income from these services was $.3 million and $1.3 million in 1996 and 1995, respectively.

     Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 15.

     The notes receivable from PDVSA are unsecured and are comprised of $250 million of 7.35% notes maturing on August 1, 1998, $250 million of 7.75% notes maturing on August 1, 2000, and $500 million of 7.995% notes maturing on August 1, 2003. Interest on these notes is payable semiannually by PDVSA to the Company on February 1 and August 1 of each year, less one business day. For each of the years ended December 31, 1996, 1995 and 1994, approximately $78 million of interest income is attributable to such notes with $32 million included in due from affiliates at December 31, 1996 and 1995. Due to the related party nature of these notes receivable, it is not practicable to estimate their fair value.

5.   ACCOUNTS RECEIVABLE

                                                           1996         1995
                                                            (000's Omitted)

     Trade                                              $  770,069   $  620,690
     Credit card                                           203,329      166,492
     Other                                                  48,406        9,105
                                                        ----------   ----------

                                                         1,021,804      836,287

     Less allowance for uncollectible accounts             (17,706)     (18,297)
                                                        ----------   ----------

                                                        $1,004,098   $  817,990
                                                        ==========   ==========



6.   INVENTORIES

                                                           1996         1995
                                                            (000's Omitted)

     Refined product                                    $  616,527   $  588,696
     Crude oil                                             165,564      149,414
     Materials and supplies                                 51,100       47,165
                                                        ----------   ----------

                                                        $  833,191   $  785,275
                                                        ==========   ==========

     As of December 31, 1996 and 1995, replacement costs exceed LIFO carrying values by approximately $294 million and $112 million respectively.

7.   PROPERTY, PLANT AND EQUIPMENT

                                                           1996         1995
                                                            (000's Omitted)

     Land                                               $  113,158   $  112,542
     Buildings and leaseholds                              440,175      411,081
     Machinery and equipment                             2,421,803    2,185,277
     Vehicles                                               42,977       44,211
     Construction in process                               373,006      218,146
                                                        ----------   ----------

                                                         3,391,119    2,971,257

     Less accumulated depreciation and amortization       (604,178)    (479,111)
                                                        ----------   -----------

                                                        $2,786,941   $2,492,146
                                                        ==========   ==========


     Depreciation expense for 1996, 1995 and 1994 was $136 million, $122 million and $103 million, respectively.

     Other income includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $2 million, $4 million and $7 million in 1996, 1995, and 1994, respectively.

8.   CITGO'S INVESTMENTS IN AFFILIATES

     In addition to LYONDELL-CITGO (Note 2), CITGO's investments in affiliates consist of equity interests of 6.8 to 50 percent in joint interest pipelines and terminals, including a 13.98 percent interest in Colonial Pipeline Company; a 49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49 percent partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded the equity in the underlying net assets by approximately $160 million and $164 million at December 31, 1996 and 1995, respectively.

     In September 1994, NISCO refinanced its long-term debt. In connection with this transaction, CITGO received a $75 million cash distribution from NISCO and NISCO wrote off deferred loan fees and other costs associated with the extinguished debt. CITGO's share of NISCO's write-off, $1.6 million, was reported as an extraordinary after-tax charge in 1994. The distribution received exceeded CITGO's investment and capital account in NISCO by approximately $26 million. This amount was recorded in other noncurrent liabilities based on the terms of the NISCO partnership agreement and has subsequently been adjusted to reflect capital transactions and CITGO's share of NISCO's earnings and losses. At December 31, 1996 and 1995, other noncurrent liabilities include approximately $47 million and $40 million, respectively, related to CITGO's partnership interest in NISCO.

     CITGO's equity in net income of affiliates, excluding the NISCO extraordinary charge, is included in equity in earnings (losses) of affiliates. Information on CITGO's investments, including LYONDELL-CITGO, follows:

                                                    1996       1995       1994
                                                         (000's Omitted)

     Investments in affiliates                    $790,576   $650,360   $461,807
     Equity in net income (losses) of affiliates    21,481     33,530     28,585
     Dividends received from affiliates             31,157     29,040     26,282


     Selected financial information provided by the affiliates is summarized as follows:

                                                1996        1995         1994
                                                      (000's Omitted)

     Summary of financial position:
     Current assets                         $  543,692   $  547,479   $  529,206
          Noncurrent assets                  2,859,091    2,345,695    1,876,688
          Current liabilities                  697,046      596,723      510,613
          Noncurrent liabilities             1,999,276    1,659,729    1,400,805

     Summary of operating results:
          Revenues                          $4,158,684   $3,900,653   $3,474,306
          Gross profit                         475,227      574,103      522,059
          Net income                           242,434      344,817      276,633



9.   INVESTMENT IN UNO-VEN

     On December 1, 1989, Midwest purchased an interest in a refinery in Illinois, and a distribution and marketing system, located in various midwestern states, from Union Oil Company of California ("Unocal"). Midwest then contributed these assets to Uno-Ven in exchange for a 50 percent interest in the partnership. Unocal contributed the balance of the refinery and distribution assets, as well as approximately $172 million of liabilities, to Uno-Ven. Information with respect to Uno-Ven is as follows:

                                                    1996       1995       1994
                                                         (000's Omitted)

     Investment in Uno-Ven                        $249,949   $231,600   $217,000
     Equity in net income                           23,425     14,600     26,785
     Dividends received from Uno-Ven                 5,076          -     15,724

     Financial information of Uno-Ven is as follows:

                                               1996         1995         1994
                                                      (000's Omitted)

     Summary of financial position:
          Current assets                    $  360,900   $  319,800   $  280,900
          Noncurrent assets                    562,700      570,100      573,900
          Current liabilities                  265,800      259,600      239,600
          Noncurrent Liabilities               158,000      167,100      181,200

     Summary of operating results:
          Revenues                          $1,663,277   $1,352,100   $1,236,600
          Gross profit                         150,000      139,000      155,000
          Net income                            46,890       29,200       53,700


     Under a long-term crude oil supply agreement through the year 2009, and vessel transportation contracts, Uno-Ven purchased $964 million, $684 million and $571 million of crude oil from a wholly-owned subsidiary of PDVSA in 1996, 1995 and 1994, respectively. The terms and pricing formulas are similar to the Company's subsidiaries' crude oil supply agreements (see
     Note 4). However, at the direction of the partners, in 1994 Uno-Ven entered into an amendment of the supply agreement, in lieu of taking certain actions provided in the supply agreement to change the method of calculating the price of crude oil upon completion of the Agreed Capital Improvements (as defined in the Uno-Ven Partnership Agreement). This amendment increased the price payable by Uno-Ven for all crude oil purchased under the supply agreement on and after May 1, 1993, by $0.2841 per barrel. As a result of this amendment, Uno-Ven's 1994 earnings reflect a charge of $9.4 million for the price increase allocable to 1993. The supply agreement does not require any future pricing adjustments.

     Uno-Ven buys and sells refined products from/to Unocal. Agreements underlying these transactions define the obligations and responsibilities of the parties. Pricing is in accordance with formulas based, in part, upon market-related prices of finished products. Uno-Ven also has a number of agreements with Unocal covering certain marketing, administrative, and technical functions.

     Under the terms of the asset purchase and contribution agreement, Unocal has agreed to indemnify Uno-Ven for certain environmental compliance and cleanup costs identified during the first six years of the partnership's operations relating to conditions that existed as of December 1, 1989. This indemnification ended November 30, 1995. At the present time, Uno-Ven estimates that its share of any ultimate liability from any known environmental matters would not be material to its financial condition.

     In December 1996, the Company signed a letter of intent with Unocal for the Company or an affiliate to purchase the refining, distribution and marketing assets representing Unocal's 50% interest in Uno-Ven. CITGO is expected to operate the Illinois refinery and distribution network and purchase refined products produced at the refinery under various agreements with affiliates. The transaction is expected to close in the second quarter of 1997.

10.  SHORT-TERM BANK LOANS

     CITGO has established $180 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the Federal funds interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 1996, 1995 and 1994 were 5.7, 6.2 and 6.4 percent, respectively. CITGO had $53 million and $25.0 million of borrowings outstanding under these facilities at December 31, 1996 and 1995, respectively.

11.  LONG-TERM DEBT

                                                                        1996           1995
                                                                          (000's Omitted)
     Senior Notes:
         7.25% Senior Notes $250 million face amount due 1998       $   249,631    $   249,420

         7.75% Senior Notes $250 million face amount due 2000           250,000        250,000

         7.875% Senior Notes $500 million face amount due 2003          496,967        496,633

     Shelf registration:
         7.875% Senior Notes $200 million face amount due 2006          199,715           --

     Revolving bank loan                                                350,000        290,000

     Term bank loan                                                      88,235        117,647

     Private Placement:
         8.75% Series A Senior Notes due 1998                            37,500         56,250
         9.03% Series B Senior Notes due 2001                           142,857        171,429
         9.30% Series C Senior Notes due 2006                           113,637        125,000

     Master Shelf Agreement:
         8.55% Senior Notes due 2002                                     25,000         25,000
         8.68% Senior Notes due 2003                                     50,000         50,000
         7.29% Senior Notes due 2004                                     20,000         20,000
         8.59% Senior Notes due 2006                                     40,000         40,000
         8.94% Senior Notes due 2007                                     50,000         50,000
         7.17% Senior Notes due 2008                                     25,000         25,000
         7.22% Senior Notes due 2009                                     50,000         50,000

     Tax Exempt Bonds:
         Pollution control revenue bonds due 2004                        15,800         15,800
         Port facilities revenue bonds due 2007                          11,800         11,800
         Louisiana wastewater facility revenue bonds due 2023             3,020          3,020
         Louisiana wastewater facility revenue bonds due 2024            20,000         20,000
         Louisiana wastewater facility revenue bonds due 2025            40,700         40,700
         Gulf Coast solid waste facility revenue bonds due 2025          50,000         50,000
         Gulf Coast solid waste facility revenue bonds due 2026          50,000         50,000
         Port of Corpus Christi sewage and solid waste disposal
               revenue bonds due 2026                                    25,000           --

     Taxable Louisiana wastewater facility revenue bonds due 2026       120,000           --

     Cit-Con bank credit agreement                                       35,714         42,857
                                                                    -----------    -----------

                                                                      2,560,576      2,250,556

     Less current portion of long-term debt                             (95,240)       (95,240)
                                                                    -----------    -----------

                                                                    $ 2,465,336    $ 2,155,316
                                                                    ===========    ===========

     In August 1993, the Company issued $1 billion principal amount of Senior Notes (the "Senior Notes") with interest rates ranging from 7.25 to 7.875 percent with due dates ranging from 1998 to 2003. Interest on the Senior Notes is payable semiannually, commencing February 1, 1994. The Senior Notes represent senior unsecured indebtedness of the Company, and are structurally subordinated to the liabilities of the Company's subsidiaries. The Senior Notes are guaranteed by Propernyn and PDVSA. The Senior Notes contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional debt, to pay dividends, place liens on property, and sell certain assets. The Company was in compliance with the debt covenants at December 31, 1996.

     In April 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. CITGO used the net proceeds from the sale of the notes for working capital and the repayment of borrowings under the Company's revolving credit facility. This repayment will not permanently reduce CITGO's borrowing capacity thereunder. CITGO may, in the future, borrow additional amounts under its revolving credit facility to fund capital expenditures, to fund working capital requirements, or for other corporate purposes.

     CITGO's credit agreement with various banks was amended during 1994. The primary result of the amendments was a reduction in borrowings under the term bank loan of $150 million. At December 31, 1996, this agreement consists of a $125 million term loan and a $675 million revolving loan. The term loan is unsecured, has various interest rate options (year-end rate of 6.8, 6.3 and 6.6 percent at December 31, 1996, 1995 and 1994, respectively) and principal amounts are payable in quarterly installments commencing in December 1995. The revolving loan is unsecured, has various borrowing maturities and interest rate options (year-end rate of 6.7, 6.4 and 6.7 percent at December 31, 1996, 1995 and 1994, respectively), and is committed through December 31, 1999.

     At December 31, 1996, CITGO has outstanding approximately $294 million of privately placed, unsecured Senior Notes (the "Notes"). Guarantees of these Notes by significant subsidiaries of CITGO were released during 1995. Principal amounts are payable in annual installments commencing in November 1995 for the Series A and Series B Notes and November 1996 for the Series C Notes. Interest is payable semiannually in May and November.

     During 1994, CITGO entered into an unsecured Master Shelf Agreement with an insurance company to place up to $260 million of senior notes in private markets. A total of $260 million has been drawn under this facility as of December 31, 1996, with various fixed interest rates and maturities.

     The various CITGO agreements above contain certain covenants that, depending upon the level of the Company's capitalization and earnings, could impose limitations on the Company for paying dividends, incurring additional debt, placing liens on property, and selling fixed assets. The Company was in compliance with the debt covenants at December 31, 1996.

     Through state entities, CITGO has issued $27.6 million of industrial development bonds for certain Lake Charles, Louisiana port facilities and pollution control equipment and $188.7 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles, Louisiana and Corpus Christi, Texas refineries and at the LYONDELL-CITGO refinery.

     The pollution control and port facilities revenue bonds are secured by letters of credit. Interest rates vary weekly and the interest rates at December 31, 1996, 1995 and 1994 were 4.1, 5.1 and 5.5 percent, respectively. The Louisiana Revenue Bonds due in the year 2023 have a fixed interest rate of 6 percent. Guarantees of these bonds by certain CITGO subsidiaries were released during 1995. During 1995 CITGO repurchased approximately $47 million of these bonds at a discount, resulting in an extraordinary gain of approximately $3.4 million net of related income taxes of approximately $2.2 million. The remaining tax-exempt revenue bonds are secured by letters of credit and have a floating interest rate which was 5.1 percent, 6.2 percent, and 5.7 percent at December 31, 1996, 1995, and 1994, respectively, as applicable.

     Through a state entity, the Company has issued $120 million of taxable environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles, Louisiana refinery. Such bonds are secured by a letter of credit and have a floating interest rate which was 5.5% at December 31, 1996. At the option of the Company and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. At December 31, 1996, no such bonds had been converted to tax-exempt bonds.

     The Cit-Con Oil Corporation bank credit agreement was converted to a term loan during 1995. The agreement is collateralized by throughput agreements of the owner companies, has various interest rate options (weighted average effective rates of 6.3, 6.8 and 6.7 percent in 1996, 1995 and 1994, respectively), and requires quarterly principal payments through December 2001.

     CITGO has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                                                            Notional Principal
                                                                  Amount
                             Expiration    Fixed Rate        1996        1995
Variable Rate Index             Date          Paid          (000's Omitted)

     One-month LIBOR       September 1998     4.85%       $  25,000   $  25,000
     One-month LIBOR       November 1998      5.09           25,000      25,000
     One-month LIBOR       May 2000           6.28           25,000      25,000
     J.J. Kenny            May 2000           4.72           25,000      25,000
     J.J. Kenny            February 2005      5.30           12,000      12,000
     J.J. Kenny            February 2005      5.27           15,000      15,000
     J.J. Kenny            February 2005      5.49           15,000      15,000
                                                          ---------   ---------
                                                          $ 142,000   $ 142,000
                                                          =========   =========

     Interest expense includes $1.1 million, $0.1 million, and $0.4 million in 1996, 1995 and 1994, respectively, related to interest paid on these agreements. During 1995, CITGO converted $25 million of variable rate debt to fixed rate borrowings and terminated the interest rate swap agreement matched to the variable rate debt. Other income in 1995 includes a $2.4 million gain related to the termination of this interest rate swap agreement.

     During 1995, CITGO entered into a 9% interest rate cap agreement with a notional amount of $25 million, a reference rate of three-month LIBOR and an expiration date of February 1997. Other interest rate cap agreements to which CITGO was a party expired in November 1994. The effect of these agreements was not material in 1996, 1995 or 1994.

     Future maturities of long-term debt as of December 31, 1996 are: 1997-$95.2 million; 1998-$345.2 million; 1999-$426.5 million; 2000-$297.1 million;
     2001-$47.1 million and $1,353 million thereafter.

12.  EMPLOYEE BENEFIT PLANS

     Employee Savings - CITGO sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and CITGO makes contributions, including matching of employee contributions, based on plan provisions. CITGO charged $16 million, $16 million and $15 million to operations related to its contributions to these plans in 1996, 1995 and 1994, respectively.

     Pension Benefits - CITGO sponsors three qualified noncontributory defined benefit pension plans, two of which cover eligible hourly employees and one of which covers eligible salaried employees. CITGO also sponsors three nonqualified defined benefit plans for certain eligible employees. The qualified plans' assets include corporate securities, a fixed income mutual fund, and a short-term investment fund. The nonqualified plans are not funded.

     CITGO's policy is to fund the qualified pension plans in accordance with applicable laws and regulations and not to exceed the tax deductible limits. The nonqualified plans are funded as necessary to pay retiree benefits. The plan benefits for each of the qualified pension plans are primarily based on an employee's years of plan service and compensation as defined by each plan.

     The Company's net periodic pension costs for these plans included the following components:

                                                        1996        1995         1994
                                                               (000's Omitted)

     Service cost-benefits earned during the year    $  13,356   $  11,498    $  11,757
     Interest cost on projected benefit obligation      12,787      11,496       10,164
     Actual (return) loss on plan assets              (24,645)    (34,784)        3,166
     Net amortization and deferral                      10,068      23,777     (14,529)
                                                     ---------   ----------   ---------

     Net periodic pension cost                       $  11,566   $  11,987    $  10,558
                                                     =========   =========    =========

     The following table summarizes the funded status of these plans and the related amounts recognized in the Company's consolidated financial statements:


                                                          1996                       1995

                                                   Over-        Under-       Over-        Under-
                                                   funded       funded       funded       funded
                                                   Plans        Plans        Plans        Plans

                                                     (000's Omitted)           (000's Omitted)


     Plan assets at fair value                   $ 184,236    $    --      $ 155,997    $    --
                                                 ---------    ---------    ---------    ---------

     Actuarial present value of
      benefit obligation:
      Vested benefits                             (114,259)     (13,643)    (103,046)     (10,292)
      Nonvested benefits                           (18,569)         (85)     (16,661)        --
                                                 ---------    ---------    ---------    ---------

     Accumulated benefit obligation               (132,828)     (13,728)    (119,707)     (10,292)

     Effect of projected long-term
       compensation increases                      (46,140)        (380)     (41,012)      (1,729)
                                                 ---------    ---------    ---------    ---------

     Total projected benefit obligation
       ("PBO")                                    (178,968)     (14,108)    (160,719)     (12,021)
                                                              ---------    ---------    ---------

     Plan assets in excess of (less
       than) PBO                                 $   5,268    $ (14,108)   $  (4,722)   $ (12,021)
                                                 =========    =========    ---------    =========

     Pension liability recognized in the
       consolidated balance sheets               $ (27,974)   $ (13,728)   $ (27,467)   $ (10,292)

     Amounts not recognized:
       Prior service costs                           1,731       (1,956)       1,928       (1,786)
       Net gain at date of adoption                  1,816         --          2,085         --
       Net amount resulting from plan
         experience and changes in
         actuarial assumptions                      29,695       (1,582)      18,732         (862)
       Additional minimum liability                   --          3,158         --            919
                                                 ---------    ---------    ---------    ---------

     Funded status as of year end                $   5,268    $ (14,108)   $  (4,722)   $ (12,021)
                                                 =========    =========    =========    =========


     The underfunded plans relate to the plans in which assets at fair value are exceeded by the accumulated benefit obligation.

     Following are the significant assumptions used in determining the costs and funded status of these plans:

                                                       1996      1995      1994

     Discount rate:
          Pension costs                                7.5%      8.0%      7.5%
          Benefit obligations                          7.5       7.5       8.0
     Rate of long-term compensation increase:
          Pension costs                                5.0       5.0       5.0
          Benefit obligations                          5.0       5.0       5.0
     Expected long-term rate of return on assets       8.5       8.5       9.0

     Postretirement Benefits Other Than Pensions - In addition to pension benefits, CITGO also provides certain health care and life insurance benefits for eligible salaried and hourly employees at retirement. These benefits are subject to deductibles, copayment provisions and other limitations and are primarily funded on a pay-as-you-go basis. The Company reserves the right to change or to terminate the benefits at any time.

     The following sets forth the funded status of the accumulated postretirement benefit obligation reconciled with amounts reported in the Company's consolidated balance sheet:

                                                                      1996       1995
                                                                      (000's Omitted)

     Accumulated postretirement benefit obligation ("APBO"):
          Retirees                                                  $ 45,793   $ 49,853
          Fully eligible active employees                             38,955     38,393
          Other active employees                                      64,402     73,295
                                                                    --------   --------

                  Total APBO                                         149,150    161,541

     Trust assets at fair value                                          843        799
                                                                    --------   --------

     APBO in excess of trust assets                                 148,307    160,742
     Plus unrecognized net gain                                      38,763     10,863
                                                                    --------   --------

     Postretirement benefit liability recognized in the
          consolidated balance sheets including $3.7 million in
          other current liabilities at December 31, 1996 and 1995   $187,070   $171,605
                                                                    ========   ========

     The Company's net periodic benefit cost included the following components:

                                                              1996         1995        1994
                                                                     (000's Omitted)

     Service cost - benefits earned during the year        $   7,047    $   5,819   $   7,421
     Interest cost on APBO                                    11,982       12,089      11,833
     Actual return on trust assets                               (50)        (43)         (41)
     Other - amortization of unrecognized net gain                 -      (21,603)     (5,333)
                                                           ---------    ---------   ---------

     Net periodic postretirement benefit cost (credit)     $  18,979    $ (3,738)   $  13,880
                                                           =========    ========    =========



     The amortization of unrecognized net gain (or loss) is due to changes in the APBO resulting from experience different from that assumed and from changes in assumptions. Gains (or losses) are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5 percent of the APBO. Increases in the per capita costs of covered health care benefits of 10 percent, 11 percent and 12 percent were assumed for 1996, 1995 and 1994, respectively, gradually decreasing to a 5.5 percent ultimate rate by the year 2002. Increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $26 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 by $4.3 million. Discount rates of 7.5 percent, 8 percent and 7.5 percent for 1996, 1995 and 1994, respectively, were used to determine the net periodic postretirement cost. A discount rate of 7.5 percent for 1996 and 1995 was used to determine the accumulated postretirement benefit obligation.

13.  INCOME TAXES

     The provisions for income taxes are comprised of the following:

                                        1996             1995             1994
                                                   (000's Omitted)

     Current:
          Federal                     $ 69,698         $ 60,152         $ 67,443
          State                          2,901            5,067            5,675
                                      --------         --------         --------

                                        72,599           65,219           73,118

          Deferred                       5,159           18,777           44,706
                                      --------         --------         --------

                                      $ 77,758         $ 83,996         $117,824
                                      ========         ========         ========

     The Federal statutory tax rate differs from the effective rate due to the following:

                                             1996          1995          1994

     Federal statutory tax rate              35.0%         35.0%         35.0%
     State taxes, net of Federal benefit      3.2           3.4           2.7
     Dividend exclusions                     (3.5)         (3.2)         (2.0)
     Other                                    1.3           1.9           0.8
                                           ------        ------        ------

     Effective tax rate                      36.0%         37.1%         36.5%
                                           ======        ======        ======



     Under SFAS 109, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1996 and 1995 are as follows:

                                                                             December 31,
                                                                         1996           1995
                                                                           (000's Omitted)
     Deferred tax liabilities
          Property, plant and equipment                              $   466,889    $   429,287
          Inventories                                                     70,420         65,650
          Investments in affiliates                                       70,368         65,915
          Other                                                           30,513          8,423
                                                                     -----------    -----------

                                                                         638,190        569,275
                                                                     -----------    -----------
     Deferred tax assets:
          Postretirement benefit obligations                              77,905         71,579
          Marketing and promotional accruals                              23,236         23,603
          Employee benefit accruals                                       30,027         27,280
          Alternative minimum tax credit carryforward                     59,543         21,277
          Other                                                           60,762         43,943
                                                                     -----------    -----------

                                                                         251,473        187,682
                                                                     -----------    -----------
     Net deferred tax liability (of which $13,051 and $18,544 is included in prepaid expenses and other at December 31,
          1996 and 1995, respectively)                               $   386,717    $   381,593
                                                                     ===========    ===========



     The Company's alternative minimum tax credit carryforwards are available to offset regular Federal income taxes in future years without expiration, subject to certain alternative minimum tax limitations.

     At December 31, 1996, the Company has capital loss carryforwards of $10.9 million, $9 million of which expire in 1998, $0.4 million of which expire in 2000, and $1.5 million of which expire in 2001.

14.  COMMITMENTS AND CONTINGENCIES

     Litigation and Injury Claims - Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. Included among these are: (i) litigation with a contractor who is claiming additional compensation of approximately $42 million, including interest and profits, for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery; CITGO is seeking contractual penalties for non-performance and breach of contract and also a determination that a portion of any damages awarded would be recoverable from a former owner; a trial is currently scheduled for March 1997 concerning the nonperformance and breach of contract issues; and (ii) litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under Federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles, Louisiana refining complex; the plaintiffs have appealed the Court's denial of class certification; the initial trials on this litigation are scheduled for July 1997. The Companies are vigorously contesting or pursuing, as applicable, such lawsuits and claims and believes that its positions are sustainable. The Companies have recorded accruals for losses it considers to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted above, in which the outcome is not reasonably predictable and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts in excess of the Companies' accruals, it is reasonably possible that such determinations could have a material adverse effect on the Companies' results of operations in a given year. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Companies, management of the Companies believes that the ultimate resolution of these lawsuits and claims would not exceed the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Companies by a material amount and, therefore, should not have a material adverse effect on the Companies, financial condition, results of operations or liquidity.

     In January 1997, the Louisiana Supreme Court ruled in favor of certain Louisiana refiners in an industry case regarding an assessment of a use tax on petroleum coke which accumulates on catalyst during refining operations and a change to the calculation of the sales/use tax on fuel gas generated by refinery operations. The Companies believe that they have no further exposure to losses related to these matters.

     Environmental Matters - The Companies are subject to various Federal, state and local environmental laws and regulations which may require the Companies to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Companies or other parties. Management believes the Companies are in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations could require significant capital expenditures and additional operating costs.

     In 1992, CITGO reached an agreement with a state agency to cease usage of certain surface impoundments at CITGO's Lake Charles, Louisiana refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and a former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993 and is expected to be completed no earlier than 1998.

     In 1992, an agreement was reached between CITGO and a former owner concerning a number of environmental issues. The agreement consisted, in part, of payments to CITGO totaling $46 million, of which $31 million was received in 1992 and $5 million in each of the years 1993, 1994, and 1995. The former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

     At December 31, 1996 and 1995 the Company had $56 million and $60 million, respectively, of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions and other environmental-related matters, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various Company sites including, but not limited to, the Company's operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

     Capital Expenditures - CITGO's anticipated capital expenditures, excluding CITGO's investments in LYONDELL-CITGO, for the five-year period 1997 to the year 2001 total approximately $1.6 billion (unaudited). The expenditures include environmental and regulatory capital projects as well as strategic capital expenditures. At December 31, 1996, authorized expenditures on incomplete capital projects totaled approximately $229 million.

     Supply Agreements - CITGO has a long-term contract through August 31, 1998 which provides the option to purchase domestic crude oil at contract reference prices from an independent supplier. Purchases under this contract totaled $318 million, $261 million and $239 million in 1996, 1995 and 1994, respectively.

     CITGO has various other crude oil, refined product and feedstock purchase agreements with unaffiliated entities with terms ranging from monthly to annual renewal. CITGO believes numerous sources of supply are readily available on comparable terms.

     Throughput Agreements - CITGO has throughput agreements with certain pipeline affiliates (Note 8). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, CITGO may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. CITGO currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 1996, CITGO has no fixed and determinable, unconditional purchase obligations under these agreements.

     Marine Spill Response Arrangements - During the third quarter of 1995 CITGO entered into a contract with National Response Corporation for marine oil removal services capability and terminated its relationship with the previous provider of that service. CITGO paid a cancellation fee of approximately $16 million, which is included in cost of sales and operating expenses in 1995.

     Derivative Commodity Activity - CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to price risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and although usually settled in cash, can be settled through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to price movements of crude oil and refined products. Resulting gains or losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. CITGO's derivative commodity activity is closely monitored by management. Contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1996 and 1995 and the effects on cost of sales and pretax earnings for 1996, 1995 and 1994 were not material. At times, the Company enters into commodity futures and option agreements that are not related to the hedging program discussed above. This activity and its results were not material in 1996, 1995 or 1994.

     From time to time, CITGO uses other over-the-counter derivative commodity agreements to hedge exposure to changes in prices of refined products. At December 31, 1996 and 1995, CITGO had no such agreements in place. At December 31, 1993, CITGO had one turbine fuel price collar in effect which effectively established a ceiling and floor price for 52 thousand barrels of turbine fuel sales per month. The agreement expired in August 1994.

     Other Credit and Off-Balance-Sheet Risk Information as of December 31, 1996
     - CITGO has guaranteed approximately $13 million of debt of certain of its distributors and an affiliate. Such debt is substantially collateralized by assets of these entities. CITGO has outstanding letters of credit totaling approximately $364 million which includes $218 million related to its tax-exempt bonds. CITGO has also acquired surety bonds totaling $24 million primarily due to requirements of various government entities. CITGO does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

     Neither CITGO nor the counterparties are required to collateralize their obligations under interest rate swaps or caps or over-the-counter derivative commodity agreements. CITGO is exposed to credit loss in the event of nonperformance by the counterparties to these agreements, but has no off-balance-sheet risk of accounting loss for the notional amounts. CITGO does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions at December 31, 1996.

     Management considers the market risk to the Companies related to futures contracts, commodity options activity, and other derivatives to be insignificant during the periods presented.

15.  LEASES

     CITGO leases certain of its Corpus Christi refinery facilities under a long-term lease. The basic term of the lease expires on January 1, 2004; however, CITGO may renew the lease until January 31, 2011, the date of its purchase option. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 1996 and 1995. Accumulated amortization related to the leased assets was approximately $86 million and $78 million at December 31, 1996 and 1995, respectively. Amortization is included in depreciation expense.

     The Companies also have various noncancellable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $33 million, $33 million and $34 million in 1996, 1995 and 1994, respectively. Future minimum lease payments for the capital lease and noncancellable operating leases are as follows:

                                                  Capital      Operating
                                                   Lease         Leases        Total
     Year                                                   (000's Omitted)

     1997                                       $   27,375   $    25,424   $   52,799
     1998                                           27,375        22,345       49,720
     1999                                           27,375        16,880       44,255
     2000                                           27,375        15,356       42,731
     2001                                           27,375        14,165       41,540
     Thereafter                                     90,750        48,131      138,881
                                                ----------

     Total minimum lease payments                  227,625    $  142,301   $  369,926
                                                              ==========   ==========

     Amount representing interest                  (86,121)
                                                ----------

     Present value of minimum lease payments       141,504
     Current portion                                11,778
                                                ----------

                                                $  129,726
                                                ==========

16.  FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Companies, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Companies could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of cash and cash equivalents, and restricted cash approximate fair values because of the short maturity of these instruments. The carrying amounts and estimated fair values of the Companies' other financial instruments are as follows:

                                                      1996                        1995
                                           -------------------------------------------------------
                                           Carrying        Fair         Carrying         Fair
                                            Amount         Value         Amount          Value
                                                             (000's Omitted)
     Liabilities:
          Short-term bank loans           $    53,000   $    53,000    $    25,000    $    25,000
          Long-term debt                    2,560,576     2,597,556      2,250,556      2,289,733

     Derivative and Off-Balance
          Sheet Financial Instruments -
          Unrealized Gains (Losses):
          Interest rate swap agreements          --          (1,093)          --           (3,030)
          Interest rate cap agreements           --             --            --              --
          Guarantees of debt                     --             (60)          --              (48)
          Letters of credit                      --          (1,741)          --             (842)
          Surety bonds                           --            (100)          --              (90)



     Short-Term Bank Loans and Long-Term Debt - The fair value of short-term bank loans and long-term debt is based on interest rates that are currently available to the Companies for issuance of debt with similar terms and remaining maturities, except for the Company's $1 billion principle amount senior notes which were based upon quoted market prices.

     Interest Rate Swap and Cap Agreements - The fair value of these agreements is based on the estimated amount that CITGO would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

     Guarantees, Letters of Credit and Surety Bonds - The estimated fair value of contingent guarantees of third-party debt, letters of credit and surety bonds is based on fees currently charged for similar one-year agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting dates.

     The fair value estimates presented herein are based on pertinent information available to management as of the reporting dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

17.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands):


                                             1st Qtr.     2nd Qtr.     3rd Qtr.      4th Qtr.

     1996

     Sales                                  $2,607,195   $3,333,996   $3,310,456   $3,700,413
                                            ==========   ==========   ==========   ==========

     Cost of sales and operating expenses   $2,521,101   $3,229,290   $3,186,413   $3,554,199
                                            ==========   ==========   ==========   ==========

     Net income                             $   14,755   $   36,002   $   36,212   $   51,054
                                            ==========   ==========   ==========   ==========

     1995

     Sales                                  $2,357,482   $2,952,144   $2,707,483   $2,505,051
                                            ==========   ==========   ==========   ==========

     Cost of sales and operating expenses   $2,237,491   $2,848,045   $2,596,525   $2,383,951
                                            ==========   ==========   ==========   ==========

     Income before extraordinary gain       $   48,015   $   30,756   $   32,782   $   30,933

     Extraordinary gain                          3,380         --           --           --
                                            ----------   ----------   ----------   ----------

              Net income                    $   51,395   $   30,756   $   32,782   $   30,933
                                            ==========   ==========   ==========   ==========




                                   * * * * * *

                                                                      SCHEDULE I

                       PDV AMERICA, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (Dollars in thousands)

                        Financial Position of Registrant

                                                             December 31,
                                                             ------------
                                                          1996          1995
                                                      -----------   ------------
Assets
     Investment in and advances to affiliates         $ 2,090,010   $ 1,948,959
     Notes receivable from PDVSA                        1,000,000     1,000,000
     Other assets                                          50,653        53,134
                                                      -----------   -----------
                                                      $ 3,140,663    $ 3,002,093
                                                      ===========    ===========
Liabilities and shareholder's equity
     Long-term debt                                   $   996,598   $   996,053
     Other liabilities                                     32,990        32,988
     Shareholder's equity                               2,111,075     1,973,052
                                                      -----------   -----------
                                                      $ 3,140,663    $ 3,002,093
                                                      ===========    ===========

                          Operations of the Registrant

                                                                Year Ended December 31,
                                                              1996          1995           1994
                                                       -----------   -----------    -----------
Revenues
     Interest income from PDVSA                        $    77,725   $    77,725    $    77,725
     Other Income                                            8,231         9,168          8,953
                                                       -----------   -----------    -----------
                                                       $    85,956   $    86,893    $    86,678
                                                       -----------   -----------    -----------
Expenses
     Interest Expense                                       80,075        79,830         79,605
     Other                                                   2,676         3,020          1,713
                                                       -----------   -----------    -----------
                                                            82,751        82,850         81,318
                                                       -----------   -----------    -----------

Equity in net income of subsidiaries                       136,008       139,959        201,643
                                                       -----------   -----------    -----------
Income before income taxes, extraordinary
     charge and cumulative effect of accounting
     changes                                               139,213       144,002        207,003
Provision for income taxes                                   1,190         1,516          1,887
                                                       -----------   -----------    -----------
Income before extraordinary charge and
     cumulative effect of accounting change                138,023       142,486        205,116
Extraordinary gain (charge) - early
     extinguishment of debt                                   --           3,380         (1,627)
Cumulative effect of accounting changes -
     Postemployment benefits                                  --            --           (4,477)
                                                       -----------   -----------    -----------
                  Net Income                           $   138,023   $   145,866    $   199,012
                                                       ===========   ===========    ===========


                                                                      SCHEDULE I

                       PDV AMERICA, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (Dollars in thousands)

                          Cash Flows of the Registrant

                                                    Year Ended December 31,
                                                 1996         1995        1994
                                               --------    --------    --------
Cash provided by operating activities         $  5,517    $  6,021    $  6,112
                                               --------    --------    --------

Cash used in investing activities

     Investments in and advances to
          subsidiaries                           (5,343)    (21,317)    (36,961)
                                               --------    --------    --------
                                                 (5,343)    (21,317)    (36,961)
                                               --------    --------    --------

Cash provided by financing activities              --        15,000      29,141
                                               --------    --------    --------
     Capital contribution from parent              --        15,000      29,141
                                               --------    --------    --------
Net increase (decrease) in cash end cash
     equivalents                                    174        (296)     (1,708)
Cash and cash equivalents - beginning of year     5,207       5,503       7,211
                                               --------    --------    --------
Cash and cash equivalents - end of year        $  5,381    $  5,207    $  5,503
                                               ========    ========    ========