Form 10-Q
period 1997-03-31
PDV AMERICA INC
filed 1997-05-14
CIK 906422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997
                                                 --------------

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

Commission file number 001-12138
                       ---------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $1.00 par value                      1,000
        -----------------------------                      -----
                   (Class)                    (Outstanding at April 30, 1997)


                               Page 1 of 20 Pages

                                PDV AMERICA, INC.

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1997

                                      Index
                                      -----

                                                                          Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS................................3

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets --

            March 31, 1997 and December 31, 1996...........................4

            Condensed Consolidated Statements of Income --

            Three Month Periods Ended March 31, 1997 and 1996..............5

            Condensed Consolidated Statements of Cash Flows --

            Three Month Periods Ended March 31, 1997 and 1996..............6

            Notes to the Condensed Consolidated Financial Statements.......7

   Item 2.  Management's Discussion and Analysis

            of Financial Condition and Results of Operations..............13

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................19

   Item 5.  Other Information.............................................19

   Item 6.  Exhibits and Reports on Form 8-K..............................19

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

PART I.           FINANCIAL INFORMATION
------            ---------------------
Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                PDV AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                            MARCH 31,        DECEMBER 31,
                                                              1997               1996
                                                              ----               ----
                                                           (Unaudited)

ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                            $     16,587       $     32,845
     Accounts receivable, net                                  894,991          1,004,098
     Due from affiliates                                        44,645             60,123
     Inventories                                               918,423            833,191
     Prepaid expenses and other                                  9,681             25,093
                                                           -----------        -----------
         TOTAL CURRENT ASSETS                                1,884,327          1,955,350

NOTES RECEIVABLE FROM PDVSA                                  1,000,000          1,000,000
PROPERTY, PLANT AND EQUIPMENT - NET                          2,800,667          2,786,941
RESTRICTED CASH                                                  6,610              9,369
INVESTMENTS IN AFFILIATES                                    1,092,808          1,040,525
OTHER ASSETS                                                   156,482            146,142
                                                           -----------        -----------

TOTAL ASSETS                                                $6,940,894         $6,938,327
                                                            ==========         ==========

LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES
     Short-term bank loans                                     $12,000            $53,000
     Accounts payable                                          445,809            530,758
     Due to affiliates                                         254,002            275,551
     Taxes other than income                                   189,333            200,863
     Other current liabilities                                 221,019            237,115
     Income taxes payable                                       14,906             21,137
     Current portion of long-term debt                          95,240             95,240
     Current portion of capital lease obligation                11,778             11,778
                                                           -----------        -----------
         TOTAL CURRENT LIABILITIES                           1,244,087          1,425,442

LONG-TERM DEBT                                               2,621,349          2,465,336
CAPITAL LEASE OBLIGATION                                       129,726            129,726
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                    179,973            183,370
OTHER NONCURRENT LIABILITIES                                   194,623            196,979
DEFERRED INCOME TAXES                                          418,145            399,768
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                    26,868             26,631

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY

     Common stock, $1.00 par, 1,000 shares authorized,
        issued and outstanding                                       1                  1
     Additional capital                                      1,232,435          1,232,435
     Retained earnings                                         893,687            878,639
                                                           -----------        -----------
         TOTAL SHAREHOLDER'S EQUITY                          2,126,123          2,111,075
                                                           -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                  $6,940,894         $6,938,327
                                                            ==========         ==========


         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                       THREE MONTH PERIOD
                                                                             ENDED
                                                                  MARCH 31,          MARCH 31,
                                                                    1997               1996
                                                                   ------             -----
REVENUES:
     Net sales                                                    3,205,347         2,563,959
     Sales to affiliates                                             57,379            43,236
                                                                 ----------        ----------
                                                                  3,262,726         2,607,195
     Equity in earnings (losses) of affiliates, net                  11,791             9,407
     Interest income from PDVSA                                      19,431            19,431
     Other income (expense), net                                        716             (500)
                                                                 ----------        ----------

                                                                  3,294,664         2,635,533
                                                                 ----------        ----------


COST OF SALES AND EXPENSES:
     Cost of sales and operating expenses                         3,177,759         2,521,851
     Selling, general and administrative expenses                    42,349            43,637
     Interest expense:
         Capital leases                                               3,980             4,277
         Other                                                       46,536            41,583
     Minority interest in earnings of
         consolidated subsidiary                                        237               750
                                                                 ----------        ----------
                                                                  3,270,861         2,612,098
                                                                 ----------        ----------

INCOME BEFORE INCOME TAXES                                           23,803            23,435

INCOME TAXES                                                          8,755             8,680

NET INCOME                                                        $  15,048         $  14,755
                                                                  =========         =========










         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                        THREE MONTH PERIOD
                                                                               ENDED

                                                                     MARCH 31,        MARCH 31,
                                                                        1997             1996

CASH FLOWS USED IN OPERATING ACTIVITIES                               $(37,958)       $(18,220)
                                                                      --------        --------

CASH FLOWS USED IN INVESTING ACTIVITIES

     Capital expenditures                                              (61,231)       (100,400)
     Decrease (increase) in restricted cash                              2,759         (14,384)
     Investments in LYONDELL-CITGO Refining Company, Ltd.              (45,429)        (40,547)
     Other                                                              10,664           2,211
                                                                      --------        --------
              Net cash used in investing activities                    (93,237)       (153,120)
                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings of revolving bank loans                            165,000          30,000
     Net (repayments of) proceeds from short-term bank loans           (41,000)        122,000
     Payments of term bank loan                                         (7,353)         (7,353)
     Proceeds from issuance of tax-exempt bonds                              -          25,000
     Repayments of other debt                                           (1,786)         (1,786)
     Proceeds from capital leases                                           76              85
                                                                      --------        --------
              Net cash provided by financing activities                114,937         167,946
                                                                      --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (16,258)         (3,394)

CASH AND CASH EQUIVALENTS,                                              32,845          25,794
     BEGINNING OF PERIOD                                              --------        --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 16,587        $ 22,400
                                                                      ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:

         Interest (net of amount capitalized)                         $ 54,783        $ 61,633
                                                                      ========        ========
         Income taxes                                                 $ 14,124        $  4,901
                                                                      ========        ========




         (See Notes to the Condensed Consolidated Financial Statements)

                                PDV AMERICA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

                     THREE MONTH PERIOD ENDED MARCH 31, 1997

1.       Basis of Presentation

                  The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1996 and with respect to the interim three month periods ended March 31, 1997 and 1996 is unaudited. In the opinion of management, such interim information contains all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1996 on Form 10-K, dated March 28, 1997, for additional information.

                  The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries (including CITGO Petroleum Corporation ("CITGO") and its wholly owned subsidiaries) and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, the "Companies").

                  Certain reclassifications have been made to the March 31, 1996 financial statements to conform with the classifications used at March 31, 1997.

2.       Inventories

                  Inventories, primarily at LIFO, consist of the following:

                                                March 31,          December 31,
                                                  1997                 1996
                                            ----------------       -----------
                                               (Unaudited)
                                                       (000's Omitted)

Refined product...........................      $680,137              $616,527
Crude oil.................................       185,688               165,564
Materials and supplies....................        52,598                51,100
                                                --------             ---------
                                                $918,423              $833,191
                                                ========              ========

3.       Long-term Debt

                                                                       March 31,          December 31,
                                                                          1997                1996
                                                                          -----               ----
                                                                      (Unaudited)

                                                                                (000's Omitted)

Senior Notes:
   7.25% Senior Notes $250 million face amount due 1998                 $249,686            $249,631
   7.75% Senior Notes $250 million face amount due 2000                  250,000             250,000
   7.875% Senior Notes $500 million face amount due 2003                 497,056             496,967

Shelf registration:

   7.875% Senior Notes $200 million face amount, due 2006                199,722             199,715

Revolving bank loan                                                      515,000             350,000

Term bank loan                                                            80,882              88,235


Private Placement:
   8.75% Series A Senior Notes due 1998                                   37,500              37,500
   9.03% Series B Senior Notes due 2001                                  142,857             142,857
   9.30% Series C Senior Notes due 2006                                  113,637             113,637

Master Shelf Agreement:
   8.55% Senior Notes due 2002                                            25,000              25,000
   8.68% Senior Notes due 2003                                            50,000              50,000
   7.29% Senior Notes due 2004                                            20,000              20,000
   8.59% Senior Notes due 2006                                            40,000              40,000
   8.94% Senior Notes due 2007                                            50,000              50,000
   7.17% Senior Notes due 2008                                            25,000              25,000
   7.22% Senior Notes due 2009                                            50,000              50,000

Tax Exempt Bonds:
   Pollution control revenue bonds due 2004                               15,800              15,800
   Port facilities revenue bonds due 2007                                 11,800              11,800
   Louisiana wastewater facility revenue bonds due 2023                    3,020               3,020
   Louisiana wastewater facility revenue bonds due 2024                   20,000              20,000
   Louisiana wastewater facility revenue bonds due 2025                   40,700              40,700
   Gulf Coast solid waste facility revenue bonds due 2025                 50,000              50,000
   Gulf Coast solid waste facility revenue bonds due 2026                 50,000              50,000
   Port of Corpus Christi sewage and solid waste disposal
         revenue bonds due 2026                                           25,000              25,000

Taxable Louisiana wastewater facility revenue bonds due 2026             120,000             120,000
Citi-Con bank credit agreement                                            33,929              35,714
                                                                      ----------          ----------

                                                                       2,716,589           2,560,576
Less current portion of long-term debt                                  (95,240)            (95,240)
                                                                      ---------           ----------
                                                                      $2,621,349          $2,465,336
                                                                      ==========          ==========


4.       Commitments and Contingencies

                  Litigation and Injury Claims. Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. Included among these are: (i) Litigation with a contractor who is claiming additional compensation of approximately $42 million, including interest and profits, for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery; a portion of any damages awarded would be paid by a former owner; CITGO is seeking contractual penalties for nonperformance and breach of contract; a trial is currently scheduled for 1998. (ii) Litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lakes Charles, Louisiana refining complex; the plaintiffs seek injunctive relief and monetary damages and have appealed the Court's denial of class certification; the initial trials relating to this litigation, previously scheduled for July 1997, are not currently included in the trial docket.

                  The lawsuits and claims against the UNO-VEN Company ("UNO-VEN") include (i) arbitration proceedings initiated by Always Open Franchising Corporation against UNO-VEN, alleging that it is entitled to recover $2.5 million as liquidated damages for breach of contract; (ii) the case of Francois Oil Company, Inc. v. Stop-N-Go of Madison, Inc. et al, pending in the Circuit Court of Dane County, Wisconsin, in which UNO-VEN has been made a third party defendant, and the third party plaintiff alleges on the basis of a variety of indemnity theories that UNO-VEN is liable to reimburse the third party plaintiff for any and all damages which may be recovered by the plaintiff from the third party plaintiff; and (iii) the three claims resulting from UNO-VEN's efforts to collect accounts receivable from Grubor Enterprises, a now-defunct marketer in the Detroit, Michigan area, two of which have resulted in litigation, as well as a claim by an attorney retained by UNO- VEN to assist in the collection effort that UNO-VEN owes him approximately $120,000 under various contingency fee arrangements. Additionally, in a pending matter, the complaint has been amended by Local 7-517 of the International Oil, Chemical and Atomic Workers ("OCAW"), which is the union that represents the collective bargaining unit at UNO-VEN's Lemont refinery, claiming that CITGO and the Company, along with others, should assume UNO-VEN's obligations under certain labor agreements.

                  The Companies are vigorously contesting or pursuing, as applicable, such lawsuits and claims and believe that their positions are sustainable. The Companies have recorded accruals for losses they consider to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted above, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts in excess of the Companies' accruals, it is reasonably possible that such determinations could have a material adverse effect on the Companies' results of operations in a given reporting period. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Companies, management of the Company believes that the ultimate resolution of these lawsuits and claims would not exceed the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Companies by a material amount and, therefore, should not have a material adverse effect on the Companies' financial condition, results of operations or liquidity.

                  Environmental Matters. The Companies are subject to various federal, state and local environmental laws and regulations which may require the Companies to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Companies or other parties. Management believes the Companies are in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations could require significant capital expenditures and additional operating costs.

                  At March 31, 1997, the Companies had $54 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions and other environmental related matters, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various Company sites, including, but not limited to, the Companies' operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

                  Recent Developments Relating to Environmental Compliance. Recent developments relating to environmental compliance and remediation matters include the following: (i) during 1994 and 1995, CITGO Asphalt Refining Company ("CARCO") received two Notices of Violation and two Compliance Orders from the U.S. Environmental Protection Agency (the "EPA") related to the operations of certain units at CARCO's Paulsboro, New Jersey asphalt refinery. A Consent Order resolving these issues was entered by a federal court in February 1997. Under the terms of the Consent Order, CARCO paid a $1,230,000 penalty; the Consent Order will terminate January 30, 1998; and (ii) on September 30, 1996, CITGO received a Notice of Violation ("NOV") from the EPA, Washington, D.C., alleging violations of the Clean Air Act in the Chicago-Gary-Lake County, Illinois-Indiana-Wisconsin area, arising from the sale of gasoline that failed to meet the applicable minimum or maximum applicable oxygen content. The EPA has not yet proposed penalties; but CITGO anticipates the proposed penalty could possibly exceed $100,000. CITGO does not expect that such penalties will have a material adverse effect on the Companies' financial condition, results of operations or liquidity.

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

                  CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. PDV America itself has no involvement with derivative financial instruments. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 1997, based on the estimated amount that CITGO would receive or pay to terminate the agreement as of that date and taking into account current interest rates, was an unrealized gain of $0.3 million. In connection with the determination of said fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

                  The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management believes that the market risk to the Company related to these instruments was not insignificant during any of the periods presented.

5.       Subsequent Events

                  CITGO's interest in LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO") at December 31, 1996 approximated 13%, which increased to approximately 42% on April 1, 1997 in accordance with the agreements concerning such interest. CITGO has an option, for 18 months after the completion date and for an additional investment, to increase its participation interest up to a maximum of 50%.

                  Distribution of UNO-VEN Assets. On May 1, 1997, UNO-VEN transferred certain assets and liabilities to a PDV America affiliate in liquidation of PDV America's 50% ownership interest in UNO-VEN. The assets transferred to the PDV America affiliate include UNO-VEN's refinery in Lemont, Illinois, lubricants blending plant in Cincinnati, Ohio, 12 light oils and lubricants terminals located in the Midwest, a 25% interest in a needle coke facility at the refinery, and 108 branded retail gasoline outlets. In addition, a PDV America affiliate acquired Union Oil Company of California's ("Unocal") hydrocarbon solvents marketing business, which sells solvents produced at the Lemont refinery.

                  Propernyn B.V. ("Propernyn"), a Dutch limited liability company whose ultimate parent is Petroleos de Venezuela S.A. ("PDVSA"), and who held all of the Company's common stock, contributed its shares of the Company to PDV Holding, Inc. ("PDV Holding"), a corporation organized under the laws of Delaware, a subsidiary of Propernyn.

                  In connection with the transaction, the Company received a capital contribution of $250,000,000 from PDV Holding, PDV America's parent.

                  The transaction, for accounting purposes, will be treated as a purchase.

                  Other Matters. On May 12, 1997 an explosion and fire occurred at CITGO's Corpus Christi Refinery. There were no reports of serious injuries to workers in the plant. The affected units are not currently operating. The Company is conducting an investigation into the cause of the event and the extent of the resulting damage. The financial effects of this event are not presently determinable.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                  The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the unaudited condensed consolidated financial statements of PDV America included elsewhere herein.

                  Petroleum industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies cannot entirely control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products, and, in some cases, limiting their profits directly. PDV America's consolidated operating results are affected by these industry factors and by Company-specific factors, such as the success of wholesale marketing programs and refinery operations.

                  Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. Due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any quarter of a calendar year are not necessarily indicative of results to be expected for a full year.

Results of Operations

                  The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month periods ended March 31, 1997 and 1996:

                                                                   Three Months                         Three Months
                                                                  Ended March 31,                     Ended March 31,
                                                                  ---------------                     ---------------
                                                                  1997             1996              1997              1996
                                                                  ----             ----              ----              ----
                                                                     ($ in millions)                      (MM gallons)

Gasoline                                                         $1,821            $1,482            2,637             2,509
Jet fuel                                                            361               323              551               530
Diesel/#2 fuel                                                      674               453            1,069               794
Petrochemicals, industrial products and
     other products                                                 229               189              357               334
Asphalt                                                              35                13               63                32
Lubricants and waxes                                                104               101               54                52
                                                                 ------            ------           ------            ------
          Total refined product sales                            $3,224            $2,561            4,731             4,251
Other sales                                                          39                46
                                                                 ------            ------           ------            ------
          Total sales                                            $3,263            $2,607            4,731             4,251
                                                                 ===========================================================



                  The following table summarizes PDV America's cost of sales and operating expenses for the three-month periods ended March 31, 1997 and 1996:

                PDV America Cost of Sales and Operating Expenses

                                                                                       Three Months
                                                                                      Ended March 31,

                                                                        -------------------------------------------
                                                                                1997                  1996
                                                                        -------------------------------------------
                                                                                      ($ in millions)

Crude oil                                                                        $713                  $617
Refined products                                                                1,942                 1,378
Intermediate feedstocks                                                           285                   197
Refining and manufacturing costs                                                  200                   195
Other operating costs and expenses and inventory changes                           38                   135
                                                                        -------------------------------------------
     Total cost of sales and operating expenses                                $3,178                $2,522
                                                                        ===========================================


                  Sales Revenues and Volumes. Sales increased $656 million, or approximately 25%, in the three-month period ended March 31, 1997, as compared to the same period in 1996. Total sales volumes increased by 11% from 4,251 million gallons in the first quarter of 1996 to 4,731 million gallons in the first quarter of 1997. The increase in volumes, coupled with increases in most product sales prices, resulted in the increase in revenues.

                  Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 5% in the first quarter of 1997 as compared to the first quarter of 1996. Gasoline, jet fuel and diesel/#2 fuel, excluding bulk sales, had sales volume increases of 2%, 9% and 11%, respectively, in the first quarter of 1997, compared to the first quarter of 1996. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 397 independently owned CITGO branded retail outlets since March 31, 1996, bringing the total number of CITGO branded retail outlets to 14,556 at March 31, 1997 (17 of which are owned by CITGO).

                  Sales prices of gasoline, excluding bulk sales, have been higher in the three-month period ended March 31, 1997 as compared to the same period in 1996. The average increase for the first quarter of 1997 over the first quarter of 1996 is 10 cents per gallon, or a 17% increase. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, increased 7 cents and 5 cents per gallon, respectively, or 13% and 8%, respectively, in the first quarter of 1997 as compared to the same period in 1996.

                  To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales increased by $260 million, or 61%, from $424 million in the three-month period ended March 31, 1996 to $684 million in the same period in 1997. The increase in revenue for the quarter ended March 31, 1997 is a result of an 18% increase in bulk sales prices and a 36% increase in volumes as compared to the same period in 1996. Bulk sales revenue of diesel/#2 fuel alone increased by $157 million, or 94%, for the first quarter ended March 31, 1997 as compared to the same period in 1996. The increase in diesel/#2 fuel bulk sales revenue is the result of a 69% increase in volumes combined with a 15% increase in sales prices as compared to the same period in 1996.

                  Petrochemicals and industrial products sales revenues increased 32% and decreased 4%, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The petrochemicals revenue increase for the quarter was the result of a 7% increase in volume, and a 24% increase in unit sales price, as compared to the same period in 1996. The industrial products revenue decrease was the result of a 5% decrease in volumes for the first quarter of 1997 as compared to the same period in 1996, partially offset by a less than 1% increase in unit sales price.

                  Asphalt sales in the first quarter of 1997 were $22 million higher and sales volumes were 97% higher as compared to the same period in 1996. Asphalt sales prices increased 37% in the first quarter of 1997, as compared to the same period in 1996.

                  Equity in earnings (losses) of affiliates, net. Equity in earnings of affiliates increased by $2.4 million overall for the three-month period ended March 31, 1997 as compared to the same period in 1996. The increase was primarily due to an increase in the equity in earnings of UNO-VEN of $3.9 million, from $1.0 million for the first three months of 1996 to $4.9 million for the same period in 1997, and an increase in the equity in earnings of the Nelson Industrial Steam Company ("NISCO") of $1.4 million, from a loss of $2.2 million in the first three months of 1996 to a loss of $0.8 million in the first three months of 1997. These increases were partially offset by a decrease in the equity in the earnings of LYONDELL-CITGO, which decreased $2.5 million, from $3.6 million in the first quarter of 1996 to $1.1 million in the first quarter of 1997. This decrease was due primarily to a decline in refining margins on non-Venezuelan crude oil and declines in the profitability of petrochemicals and lubricants.

                  Other income (expense), net. Other income (expense) was $0.7 million for the three-month period ended March 31, 1997 as compared to ($0.5) million for the same period in 1996. The difference is primarily due to a $1.3 million gain on the sale of pipeline assets in the first three months of 1997.

                  Cost of sales and operating expenses. Cost of sales and operating expenses increased by $656 million, or 26%, in the quarter ended March 31, 1997, as compared to the same period in 1996. Higher crude oil costs (an increase from $617 million in the first quarter of 1996 to $713 million in the first quarter of 1997) resulted from a 17% increase in crude prices, offset by a 1% decrease in crude oil volumes purchased. Refined product purchases increased in 1997 as compared to the comparable period in 1996 (up 41%, from $1,378 million to $1,942 million). The increase resulted from an increase in refined product purchase volumes (up 21% for the first quarter of 1997 as compared to the same period in 1996), and an increase in prices (up 17% for the first quarter of 1997 as compared to the same period in 1996). Intermediate feedstock purchases increased to $285 million in the first quarter of 1997 from $197 million in the first quarter of 1996. Intermediate feedstock volumes purchased increased 22%, and prices increased 18% between the quarters ended March 31, 1996 and March 31, 1997. Refining and manufacturing costs increased 3% in the first quarter of 1997 as compared to the first quarter of 1996 (from $195 million to $200 million). Depreciation and amortization expense increased by $5 million, from $44 million to $49 million for the quarters ended March 31, 1996 and 1997, respectively, due to an increase in depreciation and turnaround amortization. Increased capital expenditures are expected to continue to result in increases in depreciation expense.

                  CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 61% and 55% of total cost of sales and operating expenses for the first quarters of 1997 and 1996, respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that in selling purchased products CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates that its purchased refined product requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of CITGO which would impact the volume of refined products purchased and profit margins. These would include, among others, events affecting inflation levels, access to financing, regulatory burdens, prices, demand, production processes, or costs of production due to costs of technology or inputs. See "Factors Affecting Forward Looking Statements".

                  Gross margin. The gross margin for the three-month period ended March 31, 1997 was $85 million, or 2.6%, compared to $85 million, or 3.3%, for the same period in 1996. Gross margin percentage in 1997 has been adversely affected by the increased volumes of refined products purchased as a percentage of sales volume. In addition, unscheduled outages at both the Lake Charles refinery and the Corpus Christi refinery reduced production of refined products. In order to satisfy customer demand, it was necessary for CITGO to purchase additional volumes of refined products.

                  Selling, general and administrative expenses. Selling, general and administrative expenses in the first quarter of 1997 decreased by 3% in comparison with the same period in 1996, from $44 million in the first quarter of 1996 to $42 million in the first quarter of 1997.

                  Interest expense. Interest expense increased by approximately $5 million, or 10% (from $46 million to $51 million), for the first quarter ended March 31, 1997, as compared to the same period in 1996. The increase is due primarily to an increase in the amount of debt outstanding in the first quarter of 1997 as compared to the first quarter of 1996.

                  Income taxes. Income taxes reported were based on an effective tax rate of 37% for the three-month period ended March 31, 1997 and 37% for the comparable period in 1996.

                  Net income. The net income of $15 million for the three-month period ended March 31, 1997 includes a gain on sale of assets from pipeline operations of $0.8 million net of taxes.

Liquidity and Capital Resources

                  For the three-month period ended March 31, 1997, the Company's consolidated net cash used in operating activities totalled approximately $38 million. Net income of $15 million and depreciation and amortization of $50 million were reduced by net changes in other items of $103 million. The more significant changes in other items principally included a decrease in accounts receivable (including amounts due from affiliates) of $120 million, which were partially offset by decreases in accounts payable (including due to affiliates) of $126 million, and increases in inventory of $85 million. The decrease in accounts receivable is due primarily to a decrease in refined product and crude oil receivables. The decrease in crude oil receivables is a result of a decrease in crude oil sales volumes and prices. The decrease in refined product receivables is due to a decrease in refined product sales volumes in March, 1997 as compared to December, 1996. Refined products inventories have increased following typical declines in inventory balances at year-end despite decreases in refined product prices during the first quarter as compared to year-end. Crude oil inventories have increased due to unscheduled outages at both the Corpus Christi and Lake Charles refineries. In addition, distillates inventory remained higher than normal due to lower sales of fuel oil as a result of a warmer than expected winter in the Northeast. The decrease in accounts payable is due primarily to the decrease in crude oil volumes purchased an the related costs.

                  Net cash used in investing activities of $93 million for the three-month period ended March 31, 1997 principally included capital expenditures of $61 million (compared to $100 million for the same period in 1996), additional investments in LYONDELL-CITGO of $45 million (compared to $41 million for the same period in 1996) and a decrease in restricted cash of $3 million.

                  Net cash provided by financing activities of $115 million for the three-month period ended March 31, 1997 principally included proceeds of $165 million from a revolving bank loan. Funds received from these financing activities were partially offset by repayments of $41 million on short-term borrowing facilities and net repayments of $7 million on the Company's term loan, revolving bank loans and other debt.

                  As of March 31, 1997, capital resources available to the Companies principally include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $160 million and $168 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Company believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. Of course, the Companies' ability to obtain such financings will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time. See "Factors Affecting Forward Looking Statements". The Companies believe that they are in material compliance with their obligations under their debt financing arrangements at March 31, 1997.

                  In connection with the distribution of the assets of UNO-VEN on May 1, 1997 (refer to Note 5, to the Condensed Consolidated Financial Statements), the Company received a capital contribution of $250,000,000 from PDV Holding, PDV America's parent.

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

                  CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. PDV America itself has no involvement with derivative financial instruments. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 1997, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates was an unrealized loss of $0.3 million. In connection with the determination of said fair market value, CITGO considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

                  The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings

                  For a description of certain recent developments, see Note 4, to the Condensed Consolidated Financial Statements (unaudited) for the Three Month Period Ended March 31, 1997, included in Part I hereof.

Item 5.  Other Information

                  On May 1, 1997, UNO-VEN transferred certain assets and liabilities to a PDV America affiliate in liquidation of PDV America's 50% ownership interest in UNO-VEN. The assets transferred to the PDV America affiliate include UNO-VEN's refinery in Lemont, Illinois, lubricants blending plant in Cincinnati, Ohio, 12 light oils and lubricants terminals located in the Midwest, a 25% interest in a needle coke facility at the refinery, and 108 branded retail gasoline outlets. In addition, a PDV America affiliate acquired Unocal's hydrocarbon solvents marketing business, which sells solvents produced at the Lemont refinery.

                  Propernyn B.V., a Dutch limited liability company whose ultimate parent is PDVSA, and who held all of the Company's common stock, contributed its shares of the Company to PDV Holding, Inc., a corporation organized under the laws of Delaware, a subsidiary of Propernyn.

                  In connection with the transaction, the Company received a capital contribution of $250,000,000 from PDV Holding, Inc., PDV America's parent.

                  The transaction, for accounting purposes, will be treated as a purchase.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit No.       Description

         27                Financial Data Schedule (filed electronically only)

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed with the Securities and Exchange Commission on January 7, 1997. The report provided that, on December 26, 1996, PDVSA and CITGO separately announced that the registrant had signed a letter of intent with Union Oil of California (UNOCAL) for the restructuring of UNO-VEN's refining and marketing business. A copy of each of the pertinent press releases was attached thereto as Exhibit 99.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PDV AMERICA, INC.

Date:  May 14, 1997                        /s/ ALONSO VELASCO
                                           ------------------
                                               Alonso Velasco
                                        President, Chief Executive and
                                              Financial Officer

Date:  May 14, 1997                       /s/ JOSE M. PORTAS
                                          -------------------
                                              Jose M. Portas
                                                 Secretary