Form 10-Q
period 1997-06-30
PDV AMERICA INC
filed 1997-08-14
CIK 906422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1997

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

                                      N.A.
                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $1.00 par value                             1,000
  -----------------------------                             -----
             (Class)                           (Outstanding at July 31, 1997)


                               Page 1 of 22 Pages

                                PDV AMERICA, INC.

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1997

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----

FACTORS AFFECTING FORWARD LOOKING STATEMENTS................................. 3

PART I.           FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets --
              June 30, 1997 and December 31, 1996............................ 4

              Condensed Consolidated Statements of Income --
              Three Month Periods Ended June 30, 1997 and 1996 and
              Six Month Periods Ended June 30, 1997 and 1996................. 5

              Condensed Consolidated Statements of Cash Flows --
              Six Month Periods Ended June 30, 1997 and 1996................. 6

              Notes to the Condensed Consolidated Financial Statements....... 7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations.............. 14

PART II.          OTHER INFORMATION

     Item 1.  Legal Proceedings............................................. 21

     Item 6.  Exhibits and Reports on Form 8-K.............................. 21

SIGNATURES.................................................................. 22

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

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                PDV AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                        (Unaudited)

ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                           $   24,370   $   32,845
     Accounts receivable, net                               902,287    1,004,098
     Due from affiliates                                     73,338       60,123
     Inventories                                          1,184,427      833,191
     Prepaid expenses and other                              38,255       25,093
                                                         ----------   ----------
         TOTAL CURRENT ASSETS                             2,222,677    1,955,350

NOTES RECEIVABLE FROM PDVSA                               1,000,000    1,000,000
PROPERTY, PLANT AND EQUIPMENT - NET                       3,404,023    2,786,941
RESTRICTED CASH                                               6,703        9,369
INVESTMENTS IN AFFILIATES                                   856,265    1,040,525
OTHER ASSETS                                                217,299      146,142
                                                         ----------   ----------

TOTAL ASSETS                                             $7,706,967   $6,938,327
                                                         ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES
     Short-term bank loans                               $   88,000   $   53,000
     Accounts payable                                       479,694      530,758
     Due to affiliates                                      263,008      275,551
     Taxes other than income                                249,814      200,863
     Other current liabilities                              362,693      237,115
     Income taxes payable                                     2,856       21,137
     Current portion of long-term debt                       95,240       95,240
     Current portion of capital lease obligation             12,440       11,778
                                                         ----------   ----------
         TOTAL CURRENT LIABILITIES                        1,553,745    1,425,442

LONG-TERM DEBT                                            2,642,214    2,465,336
CAPITAL LEASE OBLIGATION                                    123,336      129,726
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                 203,201      183,370
OTHER NONCURRENT LIABILITIES                                256,625      196,979
DEFERRED INCOME TAXES                                       446,367      399,768
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                 27,363       26,631

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY

     Common stock, $1.00 par, 1,000 shares authorized,
        issued and outstanding                                    1            1
     Additional capital                                   1,482,435    1,232,435
     Retained earnings                                      971,680      878,639
                                                         ----------   ----------
         TOTAL SHAREHOLDER'S EQUITY                       2,454,116    2,111,075
                                                         ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY               $7,706,967   $6,938,327
                                                         ==========   ==========


         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                                      THREE MONTH PERIOD             SIX MONTH PERIOD
                                             ENDED                         ENDED
                                     JUNE 30,      JUNE 30,       JUNE 30,      JUNE 30,
                                       1997          1996           1997          1996
                                   -----------   -----------    -----------   -----------
REVENUES:
  Net sales                        $ 3,380,253   $ 3,284,450    $ 6,585,600   $ 5,848,409
  Sales to affiliates                   60,139        49,546        117,518        92,782
                                   -----------   -----------    -----------   -----------
                                     3,440,392     3,333,996      6,703,118     5,941,191
  Equity in earnings (losses)
      of affiliates, net                 8,343        16,129         20,134        25,536
  Interest income from PDVSA            19,586        19,431         39,017        38,862
  Other income (expense), net              907           (47)         1,623          (547)
                                   -----------   -----------    -----------   -----------
                                     3,469,228     3,369,509      6,763,892     6,005,042
                                   -----------   -----------    -----------   -----------


COST OF SALES AND
EXPENSES:
  Cost of sales and operating
      expenses                       3,255,776     3,229,290      6,433,535     5,750,391
  Selling, general and
      administrative expenses           54,369        33,487         96,718        77,874
  Interest expense:
     Capital leases                      3,980         4,276          7,960         8,553
     Other                              50,935        44,147         97,471        85,730
  Minority interest in earnings
     of consolidated subsidiary            495           780            732         1,530
                                   -----------   -----------    -----------   -----------
                                     3,365,555     3,311,980      6,636,416     5,924,078
                                   -----------   -----------    -----------   -----------

INCOME BEFORE INCOME
TAXES                                  103,673   $    57,529        127,476   $    80,964

INCOME TAXES                            25,680        21,527         34,435        30,207
                                   -----------   -----------    -----------   -----------

NET INCOME                         $    77,993   $    36,002    $    93,041   $    50,757
                                   ===========   ===========    ===========   ===========



         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                             SIX MONTH PERIOD
                                                                   ENDED
                                                           JUNE 30,     JUNE 30,
                                                           --------     --------
                                                             1997         1996
                                                           --------     --------

CASH FLOWS USED IN OPERATING ACTIVITIES                  ($140,075)   ($ 79,391)

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Capital expenditures                                    (124,342)    (217,097)
  Decrease (increase) in restricted cash                     2,665      (14,520)
  Investments in LYONDELL-CITGO Refining Company, Ltd.     (45,635)     (77,404)
  Investments and advances to affiliates                      (717)        --
  Proceeds from sales of property, plant and equipment      11,980        2,994
                                                         ---------    ---------
           Net cash used in investing activities          (156,049)    (306,027)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings of revolving bank loans                   175,000      105,000
  Net proceeds from short-term bank loans                   22,000       80,000
  Proceeds from issuance of CITGO senior notes                --        199,699
  Payments on term bank loans                              (14,706)     (14,706)
  Proceeds from issuance of tax-exempt bonds                  --         25,000
  Payments on senior notes of UNO-VEN                     (135,000)        --
  (Repayments) borrowings of other debt                     (3,571)      (3,572)
  Capital contribution from parent                         250,000         --
  Payments of capital leases                                (5,574)      (5,311)
                                                         ---------    ---------
           Net cash provided by financing activities       288,149      386,110
                                                         ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (7,975)         692

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                    32,845       25,794
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                       $  24,870    $  26,486
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

  Cash paid during the period for:
      Interest (net of amount capitalized)               $ 103,927    $  91,228
                                                         =========    =========

      Income taxes, net of refunds received              $  26,275    $  21,714
                                                         =========    =========


         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997

1.       Basis of Presentation

                  The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1996 and with respect to the interim three and six month periods ended June 30, 1997 and 1996 is unaudited. In the opinion of management, such interim information contains all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three- and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1996 on Form 10-K, dated March 28, 1997, for additional information.

                  On April 21, 1997, Propernyn B.V. ("Propernyn"), a Dutch limited liability company whose ultimate parent is Petroleos de Venezuela, S.A. ("PDVSA"), and which held all of the Company's common stock, contributed its shares of the Company to PDV Holding, Inc. ("PDV Holding"), a corporation organized under the laws of Delaware, a subsidiary of Propernyn.

                  The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries (including CITGO Petroleum Corporation ("CITGO") and its wholly owned subsidiaries), Cit-Con Oil Corporation, which is 65 percent owned by CITGO, and VPHI Midwest, Inc. ("Midwest") and its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR") (collectively, the "Companies").

                  Prior to May 1, 1997, Midwest had a 50 percent interest in The Uno-Ven Company ("UNO-VEN"), an Illinois general partnership. Beginning May 1, 1997, pursuant to a distribution of assets from UNO-VEN as discussed in Note 7, PDVMR now owns such former UNO-VEN assets (primarily the refining, distribution and marketing assets), and such assets are now operated by CITGO under an operating agreement between PDVMR and CITGO.

                  Certain reclassifications have been made to the June 30, 1996 financial statements to conform with the classifications used at June 30, 1997.

2.       Accounts Receivable

                  During the second quarter of 1997, CITGO established a new limited purpose subsidiary, CITGO Funding Corporation, which entered into an agreement to sell, on an ongoing basis and without recourse, up to a maximum of $125 million of trade accounts receivable at any one point in time. This agreement has a minimum term of one year expiring in June, 1998 and is renewable for successive one year terms by mutual agreement. Fees and expenses relating to the agreement were recorded as Other Income (Expense) and totaled approximately $354 thousand in the second quarter of 1997. Proceeds received in June 1997 from the initial sale were used primarily to make payments on the revolving bank loan.

3.       Inventories

                  Inventories, primarily at LIFO, consist of the following:

                                                    June 30,        December 31,

                                                      1997              1996
                                                  --------------     ----------
                                                   (Unaudited)
                                                           (000's Omitted)

Refined product.............................        $851,274           $616,527
Crude oil...................................         262,448            165,564
Materials and supplies......................          70,705             51,100
                                                  ----------           --------
                                                  $1,184,427           $833,191
                                                  ==========           ========

4.       Long-term Debt

                                                                 June 30,     December 31,
                                                                   1997           1996
                                                                   ----           ----
                                                               (Unaudited)
                                                                       (000's Omitted)

Senior Notes:
   7.25% Senior Notes $250 million face amount due 1998        $   249,743    $   249,631
   7.75% Senior Notes $250 million face amount due 2000            250,000        250,000
   7.875% Senior Notes $500 million face amount due 2003           497,145        496,967

Shelf registration:
   7.875% Senior Notes $200 million face amount, due 2006          199,730        199,715

Revolving bank loans:
   Bank of America                                                 450,000        350,000
   Chase                                                            75,000           --

Term bank loan                                                      73,529         88,235

Private Placement:
   8.75% Series A Senior Notes due 1998                             37,500         37,500
   9.03% Series B Senior Notes due 2001                            142,857        142,857
   9.30% Series C Senior Notes due 2006                            113,637        113,637

Master Shelf Agreement:
   8.55% Senior Notes due 2002                                      25,000         25,000
   8.68% Senior Notes due 2003                                      50,000         50,000
   7.29% Senior Notes due 2004                                      20,000         20,000
   8.59% Senior Notes due 2006                                      40,000         40,000
   8.94% Senior Notes due 2007                                      50,000         50,000
   7.17% Senior Notes due 2008                                      25,000         25,000
   7.22% Senior Notes due 2009                                      50,000         50,000

Tax Exempt Bonds:
   Pollution control revenue bonds due 2004                         15,800         15,800
   Port facilities revenue bonds due 2007                           11,800         11,800
   Illinois pollution control revenue bonds due 2008                19,850           --
   Louisiana wastewater facility revenue bonds due 2023              3,020          3,020
   Louisiana wastewater facility revenue bonds due 2024             20,000         20,000
   Louisiana wastewater facility revenue bonds due 2025             40,700         40,700
   Gulf Coast solid waste facility revenue bonds due 2025           50,000         50,000
   Gulf Coast solid waste facility revenue bonds due 2026           50,000         50,000
   Port of Corpus Christi sewage and solid waste disposal
      revenue bonds due 2026                                        25,000         25,000

Taxable Louisiana wastewater facility revenue bonds due 2026       120,000        120,000
Cit-Con bank credit agreement                                       32,143         35,714
                                                               -----------    -----------

                                                                 2,737,454      2,560,576
Less current portion of long-term debt                             (95,240)       (95,240)
                                                               -----------    -----------
                                                               $ 2,642,214    $ 2,465,336
                                                               ===========    ===========

                  In connection with the formation of PDVMR, a new revolving loan was established on April 28, 1997. The $125 million capacity revolving loan, collateralized by inventory and receivables, has various borrowing maturities and interest rate options, and is committed through April 28, 2002. The loan contains certain covenants, including minimum debt to capital ratios, and could impose limitations on distributions by PDVMR.

                  The Illinois pollution control revenue bonds are guaranteed by a letter of credit.

5.       Income Taxes

                  Income taxes were based on an effective tax rate of 27% for the six-month period ended June 30, 1997, as compared to 37% for the comparable period in 1996. The decrease is due primarily to the favorable resolution of a significant tax issue with the Internal Revenue Service ("IRS") in the second quarter of 1997. The resolution resulted in the reduction of a contingency reserve previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that will more likely than not expire in 1998.

6.       Commitments and Contingencies

                  Litigation and Injury Claims. Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. Included among these is litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles, Louisiana refining complex; the plaintiffs seek injunctive relief and monetary damages and have appealed the Court's denial of class certification; the initial trials relating to this litigation, previously scheduled for July 1997, are not currently included in the trial docket.

                  In June 1997, CITGO settled litigation with a contractor who had claimed additional compensation for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery. The settlement did not have a material effect on the Companies' financial position or results of operations. CITGO believes that it has no further exposure to losses related to this matter.

                  On May 12, 1997 an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and are expected to be returned to full service in early August, 1997. This event did not have a material adverse effect on the Companies' financial condition or results of operations. There are five lawsuits against CITGO pending in federal and state courts in Corpus Christi, Texas alleging property damage and personal injury arising from the incident.

                  Additionally, there is a class action lawsuit pending against CITGO and other operators and owners of nearby heavy industrial facilities which was filed in state court in Corpus Christi, Texas in 1993 on behalf of property owners in the vicinity of these facilities. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of CITGO's Corpus Christi refinery and the respective industrial facilities of the other defendants. The certification of the class action has been appealed to the Texas Supreme Court by CITGO and other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time.

                  The lawsuits and claims against UNO-VEN include (i) arbitration proceedings initiated by Always Open Franchising Corporation against UNO-VEN, alleging that it is entitled to recover $2.5 million as liquidated damages for breach of contract and (ii) the case of Francois Oil Company, Inc.
v. Stop-N-Go of Madison, Inc. et al, pending in the Circuit Court of Dane County, Wisconsin, in which UNO-VEN has been made a third party defendant, and where the third party plaintiff has made a claim for $1.0 million based on alleged misrepresentations and on a variety of indemnity theories that UNO-VEN is liable to reimburse the third party plaintiff for any and all damages which may be recovered by the plaintiff from the third party plaintiff. The Company, Midwest and PDVMR, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including the above matters.

                  Furthermore, in a case currently pending in the United States District Court for the Northern District of Illinois, Oil Chemical & Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against UNO-VEN to assert claims against CITGO, PDVSA, the Company, PDVMR and Union Oil Company of California pursuant to Section 301 of the Labor Management Relations Act ("LMRA"). In its amended complaint, Local 7-517, alleges that CITGO and the other defendants constitute a single employer, joint employers or alter-egos for the purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois petroleum refinery. On May 1, 1997, in a transaction involving the former partners of UNO-VEN, the Lemont refinery was acquired by PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial employment terms, but did not assume the existing labor agreement.

                  The Companies are vigorously contesting or pursuing, as applicable, such lawsuits and claims and believe that their positions are sustainable. The Companies have recorded accruals for losses they consider to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted above, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts in excess of the Companies' accruals, it is reasonably possible that such determinations could have a material adverse effect on the Companies' results of operations in a given reporting period. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Companies, management believes that the ultimate resolution of these lawsuits and claims would not exceed by a material amount the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Companies and, therefore, should not have a material adverse effect on the Companies' financial condition, results of operations or liquidity.

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

                  At June 30, 1997, the Companies had $60 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions and other environmental related matters, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various sites of the Companies including, but not limited to, the Companies' operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

                  Recent Developments Relating to Environmental Compliance. Recent developments relating to environmental compliance and remediation matters include the following: (i) on September 30, 1996, CITGO received a Notice of Violation ("NOV") from the United States Environmental Protection Agency (the "EPA"), Washington, D.C., alleging violations of the Clean Air Act in the Chicago-Gary-Lake County, Illinois-Indiana-Wisconsin area, arising from the sale of gasoline that failed to meet the applicable minimum or maximum oxygen content. CITGO has agreed to settle the NOV for $15 thousand; and (ii) on July 2, 1997, the Executive Director of the Texas Natural Resource Conservation Commission ("TNRCC") issued a Preliminary Report and Petition alleging that CITGO Refining and Chemicals Co., L.P. ("CITGO Refining") violated the TNRCC's rules relating to operating a hazardous waste management unit without a permit. The Report recommended a penalty of $699 thousand. CITGO Refining disagrees with these allegations and the proposed penalties and plans to contest the matter.

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

                  CITGO and PDVMR have only limited involvement with other derivative financial instruments, and do not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of their core activities. The Company itself has no involvement with derivative financial instruments. CITGO and PDVMR have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at June 30, 1997, based on the estimated amount that CITGO and PDVMR would receive or pay to terminate the agreement as of that date and taking into account current interest rates, was an unrealized loss of $1.5 million. In connection with the determination of said fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

                  The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

7.       Distribution of UNO-VEN Assets

                  Distribution of UNO-VEN Assets. On May 1, 1997, certain assets and liabilities of UNO-VEN were transferred to PDV Midwest Refining L.L.C. ("PDVMR"), a subsidiary of the Company, as a result of the liquidation of the Company's 50% ownership interest in UNO-VEN. The assets transferred to PDVMR include UNO-VEN's 153-thousand barrel per day refinery in Lemont, Illinois, as well as eleven product distribution terminals and 89 retail sites located in the Midwest. CITGO now operates these facilities and purchases the products produced at the refinery. In addition, a PDV America affiliate acquired Union Oil Company of California's ("Unocal") hydrocarbon solvents marketing business, which sells solvents produced at the Lemont refinery.

                  In connection with the transaction, the Company received a capital contribution of $250,000,000 from PDV Holding, the Company's parent. This contribution was used, in part, to pay off UNO-VEN's senior notes and to provide working capital.

                  The transaction, for accounting purposes, has been treated as a purchase and, accordingly, the allocation of fair values to the underlying assets and liabilities acquired is based upon the best information currently available and is subject to adjustment pending receipt of other information. Management, however, believes, that the final allocation will not be materially different than that included in the accompanying condensed, consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein. Reference is made to the Company's Annual Report for the fiscal year ended December 31, 1996 on Form 10-K, dated March 28, 1997, for additional information and a description of factors which may cause substantial fluctuations in the earnings and cash flows of the Company.

                  In the second quarter ended June 30, 1997, the Company generated net income of $78.0 million on revenue of $3.5 billion compared to net income of $36.0 million on revenues of $3.4 billion for the same period last year. Net income for the six months ended June 30, 1997 was $93.0 million on revenues of $6.8 billion in 1997 compared to net income of $50.8 on revenues of $6.0 billion for the same period in 1996. This improvement is due primarily to improved margins and the inclusion of the results of operations of the Lemont refinery, formerly owned by UNO-VEN, on a consolidated basis since May 1, 1997; in addition, a favorable resolution of a significant tax issue with the IRS in the second quarter of 1997 contributed to this result. These positive factors were offset to some extent by the lost production and the additional expenses associated with a fire and explosion which occurred at the Corpus Christi Refinery on May 12, 1997.

                  On May 1, 1997, UNO-VEN transferred certain assets and liabilities to PDVMR in liquidation of the Company's 50 percent ownership interest in UNO-VEN. The assets include a 153 thousand barrel per day refinery in Lemont, Illinois, as well as eleven product distribution terminals and 89 retail sites located in the Midwest. Under an operating agreement between PDVMR and CITGO, CITGO now operates these facilities and purchases the products produced at the refinery.

Results of Operations

                  The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month and six-month periods ended June 30, 1997 and 1996:

                                            Three Months       Six Months       Three Months       Six Months
                                           Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,
                                           --------------    --------------    --------------    --------------
                                           1997     1996     1997     1996     1997     1996     1997     1996
                                           ----     ----     ----     ----     ----     ----     ----     ----
                                                   ($ in millions)                       (MM gallons)

Gasoline                                  $1,952   $1,989   $3,773   $3,471    2,998    2,932    5,635    5,411
Jet fuel                                     286      322      647      645      504      563    1,055    1,093
Diesel/#2 fuel                               600      595    1,274    1,048    1,087    1,021    2,156    1,815
Petrochemicals, industrial
    products and other products              304      200      533      389      499      343      856      677
Asphalt                                      122       75      157       88      216      175      279      207
Lubricants and waxes                         120      114      224      215       62       58      116      110
                                          ------   ------   ------   ------   ------   ------   ------   ------
       Total refined products sale         3,384    3,295    6,608    5,856    5,366    5,092   10,097    9,313
Other sales                                   56       39       95       85
                                          ------   ------   ------   ------   ------   ------   ------   ------
       Total sales                        $3,440   $3,334   $6,703   $5,941    5,366    5,092   10,097    9,313
                                          ======   ======   ======   ======   ======   ======   ======   ======

                  The following table summarizes PDV America's cost of sales and operating expenses for the three-month and six-month periods ended June 30, 1997 and 1996:

                PDV America Cost of Sales and Operating Expenses

                                                 Three Months       Six Months
                                                Ended June 30,    Ended June 30,
                                                --------------    --------------
                                                1997     1996     1997     1996
                                                ----     ----     ----     ----
                                               ($ in millions)   ($ in millions)
Crude oil                                      $  754   $  765   $1,467   $1,382
Refined products                                2,013    2,016    3,955    3,394
Intermediate feedstocks                           244      228      529      426
Refining and manufacturing costs                  211      206      411      401
Other operating costs and expenses and
 inventory changes                                 34       14       72      147
                                               ------   ------   ------   ------
  Total cost of sales and operating expenses   $3,256   $3,229   $6,434   $5,750
                                               ======   ======   ======   ======


          Sales Revenues and Volumes. Sales increased $106 million, or approximately 3%, in the three-month period ended June 30, 1997, and by $762 million, or 13%, in the six-month period ended June 30, 1997 as compared to the same periods in 1996. Total sales volumes increased by 6% from 5,062 million gallons in the second quarter of 1996 to 5,366 million gallons in the second quarter of 1997, and increased by 8% from 9,313 million gallons in the first six months of 1996 to 10,097 million gallons in the first six months of 1997. The increase in volumes, coupled with increases in most product sales prices, resulted in the increase in revenues between the six-month periods.

          Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 12% in the second quarter of 1997 as compared to the second quarter of 1996, and increased by 8% in the first six months of 1997 as compared to the same period in 1996. Gasoline, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume increases of 11% and 30% and a decrease of 2%, respectively, in the second quarter of 1997, compared to the second quarter of 1996. For the six-month period ended June 30, 1997 versus the same period in 1996, gasoline, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume increases of 7%, 20% and 3%, respectively. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 314 independently owned CITGO branded retail outlets since June 30, 1996, bringing the total number of CITGO branded retail outlets to 14,710 at June 30, 1997, substantially all of which are independently owned.

          Sales prices of gasoline, excluding bulk sales, were lower in the second quarter of 1997 than in the second quarter of 1996. The average decrease for the second quarter of 1997 over the second quarter of 1996 was 4 cents per gallon, or a 6% decrease. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, decreased 3 cents and 5 cents per gallon, respectively, or 5% and 8%, respectively, in the second quarter of 1997 as compared to the same period in 1996. For the six-month period ended June 30, 1997, gasoline prices, excluding bulk sales, were approximately 4% higher, jet fuel prices were approximately 4% higher and diesel/#2 fuel prices were less than 1% lower than for the same period in 1996.

          To meet demand for its products and to manage logistics, timing differences and product grade imbalances, the Company purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales revenue decreased by $173 million, or 23%, from $753 million in the three-month period ended June 30, 1996 to $580 million in the same period in 1997. The decrease is attributable to a 4% decline in prices and a 20% decline in volumes. Such bulk sales revenue increased by $87 million or 7% from $1,177 million in the six-month period ended June 30, 1996 to $1,264 million in the same period in 1997. The increase is attributable to a 6% increase in prices and a 2% increase in volumes.

          Petrochemicals and industrial products sales revenues increased 46% and 76%, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, and increased 39% and 33%, respectively, for the six months ended June 30, 1997 versus the six months ended June 30, 1996. The petrochemicals revenue increases were the result of an 8% increase in unit sales price, and a 36% increase in volume for the second quarter of 1997 and a 15% increase in unit sales price and a 21% increase in volume for the six-month period ended June 30, 1997, as compared to the same periods in 1996. The industrial products revenue increases were the result of a 12% increase in unit sales price and a 57% increase in volumes for the second quarter of 1997 and a 7% increase in unit sales price and a 24% volume increase for the six-month period ended June 30, 1997, as compared to the same periods in 1996.

          Asphalt sales revenues in the second quarter of 1997 were $47 million higher and sales volumes were 23% higher than in the same period in 1996. Sales revenues were $69 million higher, and sales volumes were 35% higher, in the first six months of 1997 as compared to the same period in 1996. Asphalt sales prices increased 32% in the second quarter of 1997, and 32% in the first six months of 1997, from the same periods in 1996.

          Equity in earnings (losses) of affiliates, net. Equity in earnings of affiliates decreased by $7.8 million overall for the three-month period and decreased $5.4 million overall for the six-month period ended June 30, 1997 as compared to the same periods in 1996. For the second quarter periods, the decrease was primarily due to the change in the equity in earnings of three affiliates. Effective May 1, 1997, the Company is no longer a partner in the UNO-VEN partnership, having received a distribution of assets from UNO-VEN (primarily the refining, distribution and marketing assets). Since that date, the results of operations from these assets have been included on a consolidated basis. Equity in the earnings of UNO-VEN decreased from income of $9.2 million in the second quarter of 1996 to a loss of $4.5 million in the same period in 1997 (which includes the operations only for the month of April 1997), and equity in the earnings of Nelson Industrial Steam Company ("NISCO") decreased by $1.3 million, from a loss of $0.1 million in the second quarter of 1996 to a loss of $1.4 million in the second quarter of 1997. This was partially offset by an increase of $7.9 million in equity in the earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO") (from $0.9 million in the second quarter of 1996 to $8.8 million in the second quarter of 1997). For the first six months, the decrease in 1997 from 1996 was due primarily to a decrease in the equity in the earnings of UNO-VEN of $9.7 million, from $10.2 million in the first six months of 1996 as compared to $0.5 million for the same period in 1997. This decrease was partially offset by an increase in the equity in the earnings of LYONDELL-CITGO which increased $5.5 million, from $4.4 million in the first six months of 1996 to $9.9 million in the first six months of 1997. This increase was due primarily to the change in CITGO's interest in LYONDELL-CITGO which increased from 13% at December 31, 1996 to approximately 42% on April 1, 1997. The increase in CITGO's interest in LYONDELL-CITGO was offset by a decrease in LYONDELL-CITGO's earnings due to lower refined product volumes, higher production and maintenance costs and declines in the profitability of petrochemicals as compared to the second quarter of 1996.

          Other income (expense), net. Other income (expense) was $1.6 million for the six-month period ended June 30, 1997 as compared to ($0.5) million for the same period in 1996. The difference is primarily due to a $1.3 million gain on the sale of pipeline assets in the first three months of 1997.

          Cost of sales and operating expenses. Cost of sales and operating expenses increased by $27 million, or 1%, in the quarter ended June 30, 1997, and increased $683 million or 12%, in the six-month period ended June 30, 1997, as compared to the same periods in 1996. Lower crude oil costs (a decrease from $765 million in the second quarter of 1996 to $754 million in the second quarter of 1997) resulted from a 6% decrease in crude prices and a 5% increase in crude oil volumes purchased. Crude oil costs increased from $1,382 million in the six-month period ended June 30, 1996 to $1,467 million in the first six months of 1997, the result of a 4% increase in crude prices and a 2% increase in crude oil volumes purchased. Refined product purchases decreased in the second quarter of 1997 as compared to the same quarter in 1996 (down less than 1%, from $2,016 million to $2,013 million for the second quarter), and increased in the first six months of 1997 as compared to the same period in 1996 (up 17%, from $3,394 million to $3,955 million, for the first six months). These changes resulted from increases in refined product purchase volumes, (up 5% for the second quarter and 12% for the first six months of 1997 as compared to the same periods in 1996), and changes in prices (down 5% for the second quarter and up 4% for the first six months of 1997 as compared to the same periods in 1996). Intermediate feedstock purchases increased to $244 million from $228 million in the second quarter of 1996, or an increase of 7%, and increased to $529 million for the first six months of 1997 from $426 million for the first six months of 1996, or an increase of 24%. Intermediate feedstock volumes purchased increased 10%, and prices decreased 3% between the quarters ended June 30, 1996 and June 30, 1997. Intermediate feedstock volumes purchased increased 16% and prices increased 7% between the six-month periods ended June 30, 1996 and June 30, 1997, respectively. Refining and manufacturing costs increased for both periods in 1997 as compared to 1996, 2% for the second quarter (from $206 million to $211 million), and 2% for the six-month period ended June 30 (from $401 million to $411 million). CITGO incurred additional expenses associated with a fire and explosion which occurred at the Corpus Christi refinery on May 12, 1997. Depreciation and amortization expense increased from $44 million to $54 million between the quarters ended June 30, 1996 and 1997, respectively, and from $88 million to $103 million between six-month periods ended June 30, 1996 and 1997, respectively, due in both cases to significant capital projects formerly classified as work in progress put into service during these 1997 reporting periods.

          The Company purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 62% of total cost of sales and operating expenses for the second quarter of both 1997 and 1996, and 61% and 59% for the first six months of 1997 and 1996 respectively. The Company estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that the Company can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from the Company produced products and margins may vary due to market conditions and other factors beyond the Company's control. The Company anticipates that its purchased refined product requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, the Company does not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of the Company which would impact the volume of refined products purchased.

          Gross margin. The gross margin for the three-month period ended June 30, 1997 was $184 million, or 5%, compared to $105 million, or 3%, for the same period in 1996. The gross margin for the six-month period ended June 30, 1997 was $269 million, or 4%, compared to $191 million, or 3% for the six-month period ended June 30, 1996. Gross margins in 1997 have been positively affected by asphalt and petrochemical activities as well as generally improved operating margins (in each case, as discussed above).

          Selling, general and administrative expenses. Selling, general and administrative expenses increased in the second quarter of 1997 by 63% , from $33 million in the second quarter of 1996 to $54 million in the second quarter of 1997, and increased 24% from $78 million in the first six months of 1996 to $97 million in the same period in 1997. The increase during the second quarter and the six months ended June 30, 1997 is primarily due to increased selling expenses in 1997, including the effect of the change in focus of the Company's marketing programs initiated in April 1996. In addition, selling, general and administrative expenses increased in several other areas including purchasing, legal, information systems, corporate executive, credit card and other charges, none of which increased more than $4 million individually, but in the aggregate increased approximately $13 million.

          Interest expense. Interest expense increased $7 million, or 13% (from $48 million to $55 million), for the second quarter ended June 30, 1997, and increased year-to-date by approximately $11 million, or 12% (from $94 million to $105 million), as compared to the same periods in 1996. This increase is primarily due to the increase in the amount outstanding under CITGO's revolving bank loan and senior notes.

          Income taxes. Income taxes were based on an effective tax rate of 27% for the six-month period ended June 30, 1997, as compared to 37% for the comparable period in 1996.

The decrease is due primarily to the favorable resolution of a significant tax issue with the IRS in the second quarter of 1997. The resolution resulted in the reduction of a contingency reserve previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that will more likely than not expire in 1998.

Liquidity and Capital Resources

          For the six-month period ended June 30, 1997, the Company's consolidated net cash used in operating activities totaled approximately $140 million. Net income of $93 million and depreciation and amortization of $105 million were offset by net changes in other items of $338 million. The more significant changes in other items included a decrease in accounts receivable (including amounts due from affiliates) of $136 million, decreases in prepaid expenses and other assets of $6 million and increases in deferred taxes of $2.8 million, offset by increases in inventory of $203 million, decreases in accounts payable (including amounts due to affiliates) of $89 million, and increases in other liabilities of $11 million. The decrease in accounts receivable is due primarily to the sale of $125 million of accounts receivable in June 1997, proceeds of which were used primarily to make payments on the revolving bank loan. Refined products inventories have increased since the end of 1996 due to increases in both volumes purchased and costs. The decrease in accounts payable is due primarily to the purchase of inventories of an affiliated company for which the amount due is included in a net receivable position due from the affiliate.

          Net cash used in investing activities of $156 million for the six-month period ended June 30, 1997 included capital expenditures of $124 million (compared to $217 million for the same period in 1996), and an additional investment in LYONDELL-CITGO of $46 million (compared to $77 million for the same period in 1996). Net cash provided by financing activities of $288 million for the six-month period ended June 30, 1997 included net proceeds of $22 million from short-term borrowing facilities, additional proceeds during the period of $175 million on the revolving bank facilities and a capital contribution of $250 million from PDV Holding, Inc. Funds received from these financing activities were partially offset by the repayment of the $135 million UNO-VEN senior notes and net repayments of $24 million on CITGO's term note and other debt.

          As of June 30, 1997, capital resources available to the Companies included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $225 million and $127 million of uncommitted short-term borrowing facilities with various banks. In addition, PDVMR has available borrowing capacity of $50 million under a revolving bank loan. Additionally, CITGO may offer and sell up to $400 million of debt securities under a shelf registration filed with the Securities and Exchange Commission which became effective in May 1996. The Company believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. Of course, the

Companies' ability to obtain such financings will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time. See "Factors Affecting Forward Looking Statements". The Companies believe that they are in material compliance with their obligations under their debt financing arrangements at June 30, 1997.

Derivative Commodity and Financial Instruments

          CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on the Company's hedged inventory or future purchases and sales.

          CITGO and PDVMR have only limited involvement with other derivative financial instruments, and do not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of their core activities. CITGO and PDVMR have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at June 30, 1997, based on the estimated amount that CITGO and PDVMR would receive or pay to terminate the agreements as of that date and taking into account current interest rates was an unrealized loss of $1.5 million. In connection with the determination of said fair market value, CITGO and PDVMR considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

          The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          For a description of certain recent developments, see Note 6 to the Condensed Consolidated Financial Statements (unaudited) for the Three Month and Six Month Periods Ended June 30, 1997, included in Part I hereof.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit No.           Description

     27        Financial Data Schedule (filed electronically only)

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed with the Securities and Exchange Commission on August 12, 1997. The report noted that on July 14, 1997, PDVSA announced the beginning of its internal reorganization. A copy of the pertinent release filed by PDVSA on Form 6-K was attached thereto as Exhibit 99.1.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PDV AMERICA, INC.

Date:   August 14, 1997                     /s/ ALONSO VELASCO
                                            ----------------------------
                                            Alonso Velasco
                                            President, Chief Executive and
                                            Financial Officer

Date:  August 14, 1997                      /s/ JOSE M. PORTAS
                                            ----------------------------
                                            Jose M. Portas
                                            Secretary