Form 10-Q
period 1997-09-30
PDV AMERICA INC
filed 1997-11-13
CIK 906422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

                                      N.A.
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $1.00 par value                              1,000
  -----------------------------                              -----
           (Class)                             (Outstanding at October 31, 1997)

                               Page 1 of 25 Pages

                                PDV AMERICA, INC.

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1997

                                Table of Contents

                                                                           Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS...................................3

PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets --

               September 30, 1997 and December 31, 1996........................4

               Condensed Consolidated Statements of Income --

               Three-Month Periods Ended September 30, 1997 and 1996 and
               Nine-Month Periods Ended September 30, 1997 and 1996............5

               Condensed Consolidated Statements of Cash Flows --

               Nine-Month Periods Ended September 30, 1997 and 1996............6

               Notes to the Condensed Consolidated Financial Statements........7

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations...............14

PART II.  OTHER INFORMATION

    Item 1.    Legal Proceedings..............................................23

    Item 6.    Exhibits and Reports on Form 8-K...............................24

SIGNATURES....................................................................25

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

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                PDV AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1997              1996
                                                  ------------       -----------
                                                   (Unaudited)

ASSETS:

CURRENT ASSETS
  Cash and cash equivalents                         $   37,900        $   32,845
  Accounts receivable, net                             943,431         1,004,098
  Due from affiliates                                   41,466            60,123
  Inventories                                        1,145,566           833,191
  Current portion of notes receivable from PDVSA       250,000                --
  Prepaid expenses and other                            39,641            25,093
                                                    ----------        ----------
         TOTAL CURRENT ASSETS                        2,458,004         1,955,350

NOTES RECEIVABLE FROM PDVSA                            750,000         1,000,000
PROPERTY, PLANT AND EQUIPMENT - NET                  3,404,858         2,786,941
RESTRICTED CASH                                          6,822             9,369
INVESTMENTS IN AFFILIATES                              856,671         1,040,525
OTHER ASSETS                                           224,426           146,142
                                                    ----------        ----------
TOTAL ASSETS                                        $7,700,781        $6,938,327
                                                    ==========        ==========

LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES
  Short-term bank loans                                $98,000           $53,000
  Accounts payable                                     553,897           530,758
  Due to affiliates                                    247,419           275,551
  Taxes other than income                              238,960           200,863
  Other current liabilities                            313,919           237,115
  Income taxes payable                                  28,023            21,137
  Current portion of long-term debt                    345,034            95,240
  Current portion of capital lease obligation           12,440            11,778
                                                    ----------        ----------
         TOTAL CURRENT LIABILITIES                   1,837,692         1,425,442

LONG-TERM DEBT                                       2,203,422         2,465,336
CAPITAL LEASE OBLIGATION                               123,336           129,726
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS            201,491           183,370
OTHER NONCURRENT LIABILITIES                           262,416           196,979
DEFERRED INCOME TAXES                                  486,116           399,768
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY            27,861            26,631

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
  Common stock, $1.00 par, 1,000 shares authorized,
     issued and outstanding                                  1                 1
  Additional capital                                 1,482,435         1,232,435
  Retained earnings                                  1,076,011           878,639
                                                    ----------        ----------
      TOTAL SHAREHOLDER'S EQUITY                     2,558,447         2,111,075
                                                    ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $7,700,781        $6,938,327
                                                    ==========        ==========


         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                                                       THREE-MONTH PERIOD                              NINE-MONTH PERIOD
                                                             ENDED                                           ENDED

                                              SEPTEMBER 30,           SEPTEMBER 30,          SEPTEMBER 30,           SEPTEMBER 30,
                                                  1997                    1996                   1997                    1996
                                               ----------             ----------              ----------             -----------
REVENUES:

     Net sales                                 $3,513,032             $3,258,006             $10,098,632              $9,071,078
     Sales to affiliates                           51,073                 52,450                 168,591                 180,569
                                               ----------             ----------              ----------             -----------
                                                3,564,105              3,310,456              10,267,223               9,251,647

     Equity in earnings (losses) of
     affiliates, net                               25,688                  9,163                  45,822                  34,699
     Interest income from PDVSA                    19,432                 19,432                  58,294                  58,294
     Other income (expense), net                  (11,032)                  (342)                 (9,254)                   (889)
                                               ----------             ----------              ----------             -----------
                                                3,598,193              3,338,709              10,362,085               9,343,751
                                               ----------             ----------              ----------             -----------


COST OF SALES AND EXPENSES:
     Cost of sales and operating
          expenses                              3,313,878              3,186,413               9,747,413               8,936,804
     Selling, general and administrative
          expenses                                 59,434                 45,290                 156,152                 123,164
     Interest expense:
         Capital leases                             3,818                  4,133                  11,778                  12,686
         Other                                     50,693                 45,319                 148,164                 131,049
     Minority interest in earnings of
         consolidated subsidiary                      498                   (77)                   1,230                   1,453
                                               ----------             ----------              ----------             -----------
                                                3,428,321              3,281,078              10,064,737               9,205,156
                                               ----------             ----------              ----------             -----------

INCOME BEFORE INCOME TAXES                        169,872                $57,631                 297,348                $138,595

INCOME TAXES                                       65,541                 21,419                  99,976                  51,626
                                               ----------             ----------              ----------             -----------

NET INCOME                                    $   104,331             $   36,212             $   197,372              $   86,969
                                              ===========             ==========             ===========              ==========



         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                         NINE-MONTH PERIOD
                                                               ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,

                                                        1997           1996
                                                    -------------  -------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES             $ 108,423     $  73,657
                                                        ---------     ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                   (190,322)     (318,354)
  Decrease (increase) in restricted cash                    2,547       (10,770)
  Investments in LYONDELL-CITGO Refining Company, Ltd.    (45,635)     (106,361)
  Investments and advances to affiliates                     (717)         --
  Proceeds from sales of property, plant and equipment     21,697         3,700
                                                        ---------     ---------
          Net cash used in investing activities          (212,430)     (431,785)
                                                        ---------     ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net payments on revolving bank loans                     (5,000)      (10,000)
  Net proceeds from short-term bank loans                  32,000        61,000
  Payments on term bank loans                             (22,059)      (22,059)
  Proceeds from issuance of CITGO senior notes               --         199,694
  Proceeds from issuance of tax-exempt bonds                 --          25,000
  Proceeds from issuance of taxable bonds                    --         120,000
  Payments on senior notes of UNO-VEN                    (135,000)         --
  Repayments of other debt                                 (5,357)       (5,357)
  Capital contribution from parent                        250,000          --
  Payments of capital lease obligations                    (5,521)       (5,916)
                                                        ---------     ---------
          Net cash provided by financing activities       109,063       362,362
                                                        ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                       5,056         4,234

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      32,844        25,794
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                      $  37,900     $  30,028
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
      Interest (net of amount capitalized)              $ 159,267     $ 150,859
                                                        =========     =========
      Income taxes, net of refunds received             $  25,227     $  31,213
                                                        =========     =========


         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

             THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997

1.       Basis of Presentation

         The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1996 and with respect to the interim three- and nine-month periods ended September 30, 1997 and 1996 is unaudited. In the opinion of management, such interim information contains all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three- and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1996 on Form 10-K, dated March 28, 1997, for additional information.

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

         Certain reclassifications have been made to the September 30, 1996 financial statements to conform with the classifications used at September 30, 1997.

2.       Accounts Receivable

         During the second quarter of 1997, CITGO established a new limited purpose subsidiary, CITGO Funding Corporation, which entered into an agreement to sell, on an ongoing basis and without recourse, up to a maximum of $125 million of trade accounts receivable at any one point in time. This agreement has a minimum term of one year expiring in June 1998 and is renewable for successive one-year terms by mutual agreement. Fees and expenses related to the agreement were recorded as Other Income (Expense) and totaled approximately $1.9 million in the third quarter of 1997 and $2.2. million for the nine months ended September 30, 1997. Proceeds from the initial sale were used primarily to make payments on the revolving bank loan.

3.       Inventories

         Inventories, primarily at LIFO, consist of the following:

                                                September 30,       December 31,
                                                    1997                1996
                                              ----------------      ------------
                                                 (Unaudited)
                                                         (000's Omitted)

Refined product..........................         $863,959              $616,527
Crude oil................................          215,397               165,564
Materials and supplies...................           66,210                51,100
                                               -----------             ---------
                                                $1,145,566              $833,191
                                                ==========              ========

4.       Long-term Debt

                                                            September 30,    December 31,

                                                                 1997            1996
                                                            -------------    ------------
                                                             (Unaudited)

                                                                    (000's Omitted)

Senior Notes:

  7.25% Senior Notes $250 million face amount due 1998       $  249,794      $  249,631
  7.75% Senior Notes $250 million face amount due 2000          250,000         250,000
  7.875% Senior Notes $500 million face amount due 2003         497,227         496,967

Shelf registration:

  7.875% Senior Notes $200 million face amount, due 2006        199,738         199,715

Revolving bank loans:

  Bank of America                                               270,000         350,000
  Chase                                                          75,000             ---

Term bank loan                                                   66,176          88,235


Private Placement:

  8.75% Series A Senior Notes due 1998                           37,500          37,500
  9.03% Series B Senior Notes due 2001                          142,857         142,857
  9.30% Series C Senior Notes due 2006                          113,637         113,637

Master Shelf Agreement:

  8.55% Senior Notes due 2002                                    25,000          25,000
  8.68% Senior Notes due 2003                                    50,000          50,000
  7.29% Senior Notes due 2004                                    20,000          20,000
  8.59% Senior Notes due 2006                                    40,000          40,000
  8.94% Senior Notes due 2007                                    50,000          50,000
  7.17% Senior Notes due 2008                                    25,000          25,000
  7.22% Senior Notes due 2009                                    50,000          50,000

Tax Exempt Bonds:

  Pollution control revenue bonds due 2004                       15,800          15,800
  Port facilities revenue bonds due 2007                         11,800          11,800
  Illinois pollution control revenue bonds due 2008              19,850             ---
  Louisiana wastewater facility revenue bonds due 2023            3,020           3,020
  Louisiana wastewater facility revenue bonds due 2024           20,000          20,000
  Louisiana wastewater facility revenue bonds due 2025           40,700          40,700
  Gulf Coast solid waste facility revenue bonds due 2025         50,000          50,000
  Gulf Coast solid waste facility revenue bonds due 2026         50,000          50,000
  Port of Corpus Christi sewage and solid waste disposal
    revenue bonds due 2026                                       25,000          25,000

Taxable Louisiana wastewater facility revenue bonds due 2026    120,000         120,000
Cit-Con bank credit agreement                                    30,357          35,714
                                                             ----------      ----------

                                                              2,548,456       2,560,576
Less current portion of long-term debt                         (345,034)        (95,240)
                                                             ----------      ----------
                                                             $2,203,422      $2,465,336
                                                             ==========      ==========

5.       Income Taxes

         Income taxes were based on an effective tax rate of 39% for the three-month period ended September 30, 1997, as compared to 37% for the comparable period in 1996. The effective tax rate was 34% for the nine-month period ended September 30, 1997, as compared to 37% for the comparable period in 1996. The decrease is due primarily to the favorable resolution of a significant tax issue with the Internal Revenue Service ("IRS") in the second quarter of 1997. The resolution resulted in the reduction of a contingency reserve previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that will, more likely than not, expire in 1998.

6.       Commitments and Contingencies

         Litigation and Injury Claims. Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. Included among these is litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles, Louisiana refining complex; the plaintiffs seek injunctive relief and monetary damages and have appealed the Court's denial of class certification; the initial trials relating to this litigation are not currently included in the trial docket.

         In a case currently pending in the United States District Court for the Northern District of Illinois, Oil Chemical & Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against UNO-VEN to assert claims against CITGO, PDVSA, the Company, PDVMR and Union Oil Company of California pursuant to
Section 301 of the Labor Management Relations Act ("LMRA"). This complaint alleges that CITGO and the other defendants constitute a single employer, joint employers or alter-egos for the purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois petroleum refinery. On May 1, 1997, in a transaction involving the former partners of UNO-VEN, the Lemont refinery was acquired by PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial employment terms, but did not assume the existing labor agreement.

         On May 12, 1997 an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and were returned to full service in early August, 1997. The Company has property damage and business interruption insurance which related to this event. As a result, this event did not have a material adverse effect on the Companies' financial condition or results of operations. There are six lawsuits against CITGO pending in federal and state courts in Corpus Christi, Texas alleging property damage and personal injury arising from the incident as well as punitive damages.

         Additionally, there is a class action lawsuit pending against CITGO and other operators and owners of nearby heavy industrial facilities which was filed in state court in Corpus Christi, Texas in 1993 on behalf of property owners in the vicinity of these facilities. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of CITGO's Corpus Christi refinery and the respective industrial facilities of the other defendants. The certification of the class action has been appealed to the Texas Supreme Court by CITGO and other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time. The Company has signed an agreement to settle the property damage class action lawsuit for approximately $17.3 million, which includes the purchase of approximately 290 properties in an adjacent neighborhood. Of this amount, an expense of $15.7 million was included in Other Income (Expense), Net, during the third quarter of 1997. The agreement provides that the Company may terminate the settlement if more than ten percent of the class members elect to opt out of the settlement. The court is currently considering the approval of the settlement agreement.

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

         The Companies are vigorously contesting or pursuing, as applicable, such lawsuits and claims and believe that their positions are sustainable. The Companies have recorded accruals for losses they consider to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted above, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts in excess of the Companies' accruals, it is reasonably possible that such determinations could have a material adverse effect on the Companies' results of operations in a given reporting period. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Companies, management believes that the ultimate resolution of these lawsuits and claims would not exceed, by a material amount, the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Companies and, therefore, should not have a material adverse effect on the Companies' financial condition, results of operations or liquidity.

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

         At September 30, 1997, the Companies had $60 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions and other environmental related matters, management believes these accruals are adequate. Conditions which would require additional expenditures may exist for various sites of the Companies including, but not limited to, the Companies' operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

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

         CITGO and PDVMR have only limited involvement with other derivative financial instruments, and do not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of their core activities. The Company itself has no involvement with derivative financial instruments. CITGO and PDVMR have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at September 30, 1997, based on the estimated amount that CITGO and PDVMR would receive or pay to terminate the agreement as of that date and taking into account current interest rates, was an unrealized loss of $2.6 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

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

8.       Related Party Transactions

         PDV Chalmette, Inc., another subsidiary of PDV Holding, the Company's direct parent, acquired a 50 percent equity interest in Mobil Corporation's refinery in Chalmette, Louisiana on October 31, 1997 and has assigned to CITGO it's option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1998. CITGO exercised this option on November 1, 1997 and is acquiring approximately 80 thousand barrels per day of refined products, approximately one half of which is gasoline. The term is one year which is renewable for an additional one year.

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

         In the third quarter ended September 30, 1997, the Company generated net income of $104.3 million on revenue of $3.6 billion compared to net income of $36.2 million on revenues of $3.3 billion for the same period last year. Net income for the nine months ended September 30, 1997 was $197.4 million on revenues of $10.4 billion in 1997 compared to net income of $87 million on revenues of $9.3 billion for the same period in 1996. This improvement is due primarily to improved margins, and the inclusion of 100% of the results of operations of the Lemont refinery, which was formerly owned by UNO-VEN and now owned by PDVMR as of May 1, 1997, and a better than expected earnings contribution from CITGO's petrochemicals and asphalt operations. These positive factors were offset to some extent by the lost production and the additional expenses associated with a fire and explosion which occurred at the Corpus Christi Refinery on May 12, 1997.

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

Results of Operations

         The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 1997 and 1996:

                                        Three Months          Nine Months          Three Months           Nine Months
                                     Ended September 30,   Ended September 30,   Ended September 30,   Ended September 30,
                                     -------------------   -------------------   -------------------   -------------------
                                       1997      1996        1997       1996       1997       1996       1997       1996
                                       ----      ----        ----       ----       ----       ----       ----       ----
                                                  ($ in millions)                              (MM gallons)

Gasoline                             $ 2,128    $ 1,959    $ 5,901    $ 5,430      3,180      3,023      8,815      8,434
Jet fuel                                 241        396        888      1,041        424        634      1,479      1,727
Diesel/#2 fuel                           541        496      1,815      1,544      1,007        817      3,163      2,632
Petrochemicals, industrial
    products and other                   318        212        851        601        532        366      1,388      1,043
products

Asphalt                                  151         94        308        182        280        209        559        416
Lubricants and waxes                     127        111        351        326         63         56        179        166
                                     -------    -------    -------    -------    -------    -------    -------    -------
  Total refined product sales 3,506    3,268     10,114      9,124      5,486      5,105     15,583     14,418
Other sales                               58         42        153        128
                                     -------    -------    -------    -------    -------    -------    -------    -------
       Total sales                   $ 3,564    $ 3,310    $10,267    $ 9,252      5,486      5,105     15,583     14,418
                                     =======    =======    =======    =======    =======    =======    =======    =======

                  The following table summarizes PDV America's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 1997 and 1996:

                PDV America Cost of Sales and Operating Expenses

                                                      Three Months           Nine Months
                                                   Ended September 30,   Ended September 30,
                                                   -------------------   -------------------
                                                     1997       1996       1997       1996
                                                     ----       ----       ----       ----
                                                     ($ in millions)       ($ in millions)
Crude oil                                           $  798     $  747     $2,265     $2,129
Refined products                                     1,916      1,829      5,871      5,224
Intermediate feedstocks                                276        250        805        676
Refining and manufacturing costs                       201        201        612        602
Other operating costs and expenses and
   inventory changes                                   123        159        194        306
                                                    ------     ------     ------     ------
     Total cost of sales and operating expenses     $3,314     $3,186     $9,747     $8,937
                                                    ======     ======     ======     ======



          Sales Revenues and Volumes. Sales increased $254 million, or approximately 8%, in the three-month period ended September 30, 1997, and by $1,015 million, or 11%, in the nine-month period ended September 30, 1997 as compared to the same periods in 1996. Total sales volumes increased by 7% from 5,105 million gallons in the third quarter of 1996 to 5,486 million gallons in the third quarter of 1997, and increased by 8% from 14,418 million gallons in the first nine months of 1996 to 15,583 million gallons in the first nine months of 1997. The increase in volumes, coupled with increases in most product sales prices, resulted in the increase in revenues between the nine-month periods.

          Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 9% in the third quarter of 1997 as compared to the third quarter of 1996, and increased by 9% in the first nine months of 1997 as compared to the same period in 1996. Gasoline, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume increases of 14% and 35% and a decrease of 30%, respectively, in the third quarter of 1997, compared to the third quarter of 1996. For the nine-month period ended September 30, 1997 versus the same period in 1996, gasoline, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume increases of 9% and 25%, and a decrease of 9%, respectively. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 315 independently owned CITGO branded retail outlets since September 30, 1996, bringing the total number of CITGO branded retail outlets to 14,887 at September 30, 1997, substantially all of which are independently owned. Diesel/#2 fuel sales volumes increased in part due to sales to former UNO-VEN customers that have become CITGO customers. In addition, CITGO increased its marketing effort relative to diesel/#2 fuel in order to sell the increased production of LYONDELL-CITGO Refining Company, Ltd. ("LYONDELL-CITGO") (see also "--Equity in earnings (losses) of affiliates, net"). Jet fuel sales volume decreased as CITGO reduced its contract sales volume in order to bring it closer to the refinery production volume.

          Sales prices of gasoline, excluding bulk sales, were higher in the third quarter of 1997 than in the third quarter of 1996. The average increase for the third quarter of 1997 over the third quarter of 1996 was 1 cent per gallon, or a 2% increase. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, decreased 6 cents and 8 cents per gallon, respectively, or 9% and 13%, respectively, in the third quarter of 1997 as compared to the same period in 1996. For the nine-month period ended September 30, 1997, gasoline prices, excluding bulk sales, were approximately 3% higher, diesel/#2 fuel prices were approximately 5% lower and jet fuel prices were less than 1% lower than for the same period in 1996.

          To meet demand for its products and to manage logistics, timing differences and product grade imbalances, the Company purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales revenue decreased by $106 million, or 15%, from $712 million in the three-month period ended September 30, 1996 to $606 million in the same period in 1997. The decrease is attributable to a 2% decrease in prices and a 13% decline in volumes. Such bulk sales revenue decreased by $19 million or 1% from $1,889 million in the nine-month period ended September 30, 1996 to $1,870 million in the same period in 1997. The decrease is attributable to a 4% decrease in volumes offset by a 3% increase in prices.

          Petrochemicals and industrial products sales revenues increased 41% and 67%, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, and increased 40% and 45%, respectively, for the nine months ended September 30, 1997 versus the nine months ended September 30, 1996. The petrochemicals revenue increases were the result of a 50% increase in volume, offset by a 6% decrease in unit sales price for the third quarter of 1997 and a 30% increase in volume and a 7% increase in unit sales price for the nine-month period ended September 30, 1997, as compared to the same periods in 1996. The increase in sales volume of petrochemicals is due primarily to significant increases in the production of xylene and polymer grade propylene in 1997 compared to 1996. The industrial products revenue increases were the result of a 16% increase in unit sales price and a 44% increase in volumes for the third quarter of 1997 and a 10% increase in unit sales price and a 31% volume increase for the nine-month period ended September 30, 1997, as compared to the same periods in 1996.

          Asphalt sales revenues in the third quarter of 1997 were $57 million higher and sales volumes were 34% higher than in the same period in 1996. Sales revenues were $126 million higher, and sales volumes were 34% higher, in the first nine months of 1997 as compared to the same period in 1996. Asphalt sales prices increased 20% in the third quarter of 1997, and 26% in the first nine months of 1997, from the same periods in 1996. The increase in sales volume of asphalt is due primarily to the Company's efforts in production and marketing to take advantage of Sun Oil Company's withdrawal from the East Coast asphalt market.

          Equity in earnings (losses) of affiliates, net. Equity in earnings of affiliates increased by $17 million overall for the three-month period and increased $11 million overall for the nine-month period ended September 30, 1997 as compared to the same periods in 1996. For the third quarter period, the increase was primarily due to the change in the equity in earnings of four affiliates. Effective May 1, 1997, the Company is no longer a partner in the UNO-VEN partnership, having received a distribution of assets from UNO-VEN (primarily the refining, distribution and marketing assets). Since that date, the results of operations from these assets have been included on a consolidated basis. Equity in the earnings of UNO-VEN was $5.3 million in the third quarter of 1996 compared to no corresponding amount in the same period in 1997, and equity in the earnings of Nelson Industrial Steam Company ("NISCO") decreased by $0.6 million, from a loss of $0.1 million in the third quarter of 1996 to a loss of $0.7 million in the third quarter of 1997. Equity in the earnings of LYONDELL-CITGO increased $19.4 million, from a loss of $0.8 million in the third quarter of 1996 to $18.6 million in the third quarter of 1997. For the first nine months, the increase in 1997 from 1996 was due primarily to the change in the equity and earnings of two affiliates. Equity in the earnings of LYONDELL-CITGO increased $24.9 million, from $3.6 million in the first nine months of 1996 to $28.5 million in the first nine months of 1997. This increase was due primarily to the change in CITGO's interest in LYONDELL-CITGO, which increased from 13% at December 31, 1996 to approximately 42% on April 1, 1997. This increase was partially offset by a decrease in the equity and earnings of UNO- VEN from $15 million for the first nine months of 1996 as compared to $0.5 million for the first nine months of 1997. In addition, during the third quarter of 1997, LYONDELL-CITGO's operating and financial performance showed significant improvement from the second quarter. The key improvement factors were the processing of 100% of available crude under a Venezuelan supply agreement in the third quarter compared to 92% in the second quarter; significantly better gross refining margins due to the fact that the second quarter margins were adversely affected by product downgrades associated with the fluid unit outage during the second quarter; and improved aromatics and lubes performance as compared to the second quarter due to increased sales volumes.

          Other income (expense), net. Other income (expense) was ($9.3) million for the nine-month period ended September 30, 1997 as compared to ($0.9) million for the same period in 1996. The difference is primarily due to a $15.7 million charge related to a proposed Corpus Christi neighborhood settlement during the third quarter (see Note 6 to the Condensed Consolidated Financial Statements for the Three- and Nine-Month Periods ended September 30, 1997, included in Part I hereof), a $6 million write-off of a capital project during the third quarter, and $2.2 million, during the second and third quarters, in fees related to the sale of accounts receivable in June 1997. These items were offset by a net $8.3 million property insurance recovery relating to the Corpus Christi alkylation unit fire during the third quarter, a $3.5 million gain from the sale of refinery steam and other services by PDVMR and a $1.3 million gain on the sale of pipeline assets in the first quarter of 1997.

          Cost of sales and operating expenses. Cost of sales and operating expenses increased by $128 million, or 4%, in the quarter ended September 30, 1997, and increased $810 million or 9%, in the nine-month period ended September 30, 1997, as compared to the same periods in 1996. Higher crude oil costs (an increase from $747 million in the third quarter of 1996 to $798 million in the third quarter of 1997) resulted from a 15% increase in crude oil volumes purchased offset by a 7% decrease in crude prices. Crude oil costs increased from $2,129 million in the nine-month period ended September 30, 1996 to $2,265 million in the first nine months of 1997, the result of a 7% increase in crude oil volumes purchased and a less than 1% decrease in crude prices. Refined product purchases increased in the third quarter of 1997 as compared to the same quarter in 1996 (up 5%, from $1,829 million to $1,916 million for the third quarter), and increased in the first nine months of 1997 as compared to the same period in 1996 (up 12%, from $5,224 million to $5,871 million, for the first nine months). These changes resulted from increases in refined product purchase volumes (up 6% for the third quarter and 10% for the first nine months of 1997 as compared to the same periods in 1996), and changes in prices (down 1% for the third quarter and up 3% for the first nine months of 1997 as compared to the same periods in 1996). Intermediate feedstock purchases increased to $276 million from $250 million in the third quarter of 1996, or an increase of 10%, and increased to $805 million for the first nine months of 1997 from $676 million for the first nine months of 1996, or an increase of 19%. Intermediate feedstock volumes purchased increased 12%, and prices decreased 1% between the quarters ended September 30, 1996 and September 30, 1997. Intermediate feedstock volumes purchased increased 14% and prices increased 4% between the nine-month periods ended September 30, 1996 and September 30, 1997, respectively. Refining and manufacturing costs were $201 million for the third quarters, and increased 2% for the nine-month period ended September 30 (from $602 million to $612 million). CITGO incurred additional expenses associated with a fire and explosion which occurred at the Corpus Christi refinery on May 12, 1997. Depreciation and amortization expense increased from $51 million to $57 million between the quarters ended September 30, 1996 and 1997, respectively, due to a decrease in amortization offset by an increase in depreciation. Depreciation and amortization increased from $139 million to $165 million between the nine-month periods ended September 30, 1996 and 1997, respectively, due to an increase in depreciation offset by a minor decrease in amortization. The increases in depreciation are due to significant capital projects, formerly classified as work-in-progress, put into service during the 1996 reporting periods. The decrease in amortization is due to an increase in the time periods between turnarounds for many of the refining units.

          The Company purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases, including purchases from LYONDELL-CITGO, represented 58% and 57% of total cost of sales and operating expenses for the third quarter of 1997 and 1996, respectively, and 60% and 58% for the first nine months of 1997 and 1996 respectively. The Company estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that the Company can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from the Company's produced products and margins may vary due to market conditions and other factors beyond the Company's control. As the Company increases the focus on strategic growth, the Company anticipates that its purchased refined product requirements will stabilize in the near term. However, there could be events beyond the control of the Company which would impact the volume of refined products purchased during any given period.

          Gross margin. The gross margin for the three-month period ended September 30, 1997 was $250 million, or 7%, compared to $124 million, or 3.8%, for the same period in 1996. The gross margin for the nine-month period ended September 30, 1997 was $520 million, or 5.1%, compared to $315 million, or 3.4% for the nine-month period ended September 30, 1996. Gross margins in 1997 have been positively affected by asphalt and petrochemical activities as well as generally improved operating margins (in each case, as discussed above).

          Selling, general and administrative expenses. Selling, general and administrative expenses increased in the third quarter of 1997 by 31%, from $45 million in the third quarter of 1996 to $59 million in the third quarter of 1997, and increased 27% from $123 million in the first nine months of 1996 to $156 million in the same period in 1997. The increase during the third quarter and the nine months ended September 30, 1997 is primarily due to increased selling expenses in 1997, including the effect of the change in focus of the Company's marketing programs initiated in April 1996 and increased employee burden and benefit accruals. In addition, the increase is due to the inclusion of 100% of PDVMR's expenses of $5 million for the period from May 1, 1997 to September 30, 1997. Furthermore, selling, general and administrative expenses increased in several other areas, including purchasing, administrative services, information systems, corporate executive, credit card and other charges, none of which increased more than $4 million individually, but in the aggregate increased approximately $13 million for the third quarter. For the nine-month period, none of these areas increased more than $5 million individually, but in the aggregate increased $22 million.

          Interest expense. Interest expense increased $6 million, or 12% (from $49 million to $55 million), for the third quarter ended September 30, 1997, and increased year-to-date by approximately $16 million, or 11% (from $144 million to $160 million), as compared to the same periods in 1996. This increase is primarily due to the public debt and certain industrial revenue bonds that were outstanding for only a partial year during 1996, CITGO's revolving bank loan, which had a higher outstanding balance during most of 1997 as compared to 1996, as well as the effect of additional debt of PDVMR following the distribution to the Company of the assets of UNO-VEN.

          Income taxes. Income taxes were based on an effective tax rate of 39% for the three-month period ended September 30, 1997, compared to 37% for the comparable period in 1996. The effective rate was 34% for the nine-month period ended September 30, 1997, as compared to 37% for the comparable period in 1996. The decrease is due primarily to the favorable resolution of a significant tax issue with the IRS in the second quarter of 1997. The resolution resulted in the reduction of a contingency reserve previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that will, more likely than not, expire in 1998.

Liquidity and Capital Resources

          For the nine-month period ended September 30, 1997, the Company's consolidated net cash provided by operating activities totaled approximately $108 million. Net income of $197 million and depreciation and amortization of $168 million were offset by net changes in other items of $257 million. The more significant changes in other items included a decrease in accounts receivable (including amounts due from affiliates) of $92 million, increases in deferred taxes of $69 million, and increases in other liabilities of $77 million. These were more than offset by increases in inventory of $246 million and decreases in accounts payable (including amounts due to affiliates) of $201 million. The decrease in accounts receivable is due primarily to the sale of $125 million of accounts receivable in September 1997, proceeds of which were used primarily to make payments on the revolving bank loan. Refined products inventories have increased since the end of 1996 due to increases in both volumes purchased and costs.

          Net cash used in investing activities of $212 million for the nine-month period ended September 30, 1997 included capital expenditures of $190 million (compared to $318 million for the same period in 1996), and an additional investment in LYONDELL-CITGO of $46 million (compared to $106 million for the same period in 1996). Net cash provided by financing activities of $109 million for the nine-month period ended September 30, 1997 included net proceeds of $32 million from short-term borrowing facilities, net payments during the period of $5 million on the revolving bank facilities and a capital contribution of $250 million from PDV Holding, Inc. Funds received from these financing activities were partially offset by the repayment of the $135 million UNO-VEN senior notes and net repayments of $33 million on CITGO's term note and other debt.

          As of September 30, 1997, capital resources available to the Companies included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $405 million and $117 million of uncommitted short-term borrowing facilities with various banks. In addition, PDVMR has available borrowing capacity of $50 million under a revolving bank loan. Additionally, CITGO may offer and sell up to $400 million of debt securities under a shelf registration filed with the Securities and Exchange Commission which became effective in May 1996. CITGO has recently initiated a Medium Term Note Exchange program under such shelf registration that would permit CITGO to sell up to $235 million in principal amount of notes from time to time in tranches. Any tranche of notes could have a maturity ranging from nine months to 30 years from the date of issuance and could bear interest at a fixed rate or at a fluctuating rate based on one of several possible indices. In addition, CITGO anticipates selling an additional $150-200 million of accounts receivable in November 1997. The Company believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. The Companies periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. Of course, the Companies' ability to obtain such financings will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time. See

"Factors Affecting Forward Looking Statements". The Companies believe that they are in material compliance with their obligations under their debt financing arrangements at September 30, 1997.

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

          CITGO and PDVMR have only limited involvement with other derivative financial instruments, and do not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of their core activities. CITGO and PDVMR have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at September 30, 1997, based on the estimated amount that CITGO and PDVMR would receive or pay to terminate the agreements as of that date and taking into account current interest rates was an unrealized loss of $2.6 million. In connection with the determination of said fair market value, CITGO and PDVMR considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

          The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

New Accounting Standards

          In October 1996, the Accounting Standards Executive Committee issued Statement of Position 96-1 -- Environmental Remediation Liabilities (SOP 96-1), which is effective for the Company's fiscal year ending December 31, 1997. The statement provides guidance on environmental liabilities and disclosure. Adoption of SOP 96-1 did not have a material effect on the Company's financial statements.

          In February 1997, the FASB issued SFAS No. 129 -- Disclosure of Information About Capital Structure, which is effective for the Company's fiscal year ending December 31, 1997. The statement establishes standards for disclosing information about a reporting company's capital structure. Adoption of SFAS No. 129 relates to disclosure within the financial statements and will not have a material effect on the Company's financial statements.

          In June 1997, the FASB issued SFAS No. 130 -- Reporting Comprehensive Income, which is effective for the Company's fiscal year ending December 31, 1998. The statement addresses the reporting and displaying of comprehensive income and its components. The Company does not currently believe adoption of SFAS 130 will result in material differences between comprehensive income and net income.

          Also in June 1997, the FASB issued SFAS No. 131 -- Disclosure About Segments of an Enterprise and Related Information, which is effective for the fiscal year ending December 31, 1998. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company will adopt SFAS No. 131 for the fiscal year ending December 31, 1998. The Company is unable to determine the full extent of disclosure changes that may result from adoption of SFAS No. 131.

Current Developments

          CITGO has numerous computer systems that were developed employing six digit date structures. Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis, including the implementation of SAP. The program includes extensive systems testing and is expected to be completed by the end of 1998. Each of the systems has a solution that is potentially unique and often dependent on third-party software and developers. A failure on the part of CITGO to ensure that its computer systems are year 2000 compliant could have a material effect on CITGO's operations.

          PDV Chalmette, Inc., another subsidiary of PDV Holding, the Company's direct parent, acquired a 50 percent equity interest in Mobil Corporation's refinery in Chalmette, Louisiana on October 31, 1997 and has assigned to CITGO it's option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1998. CITGO exercised this option on November 1, 1997 and is acquiring approximately 80 thousand barrels per day of refined products, approximately one half of which is gasoline. The term is one year which is renewable for an additional one year.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Recent Developments Relating to Litigation and Injury Claims. On May 12, 1997 an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and were returned to full service in early August, 1997. The Company has property damage and business interruption insurance which related to this event. As a result, this event did not have a material adverse effect on the Companies' financial condition or results of operations. There are six lawsuits against CITGO pending in federal and state courts in Corpus Christi, Texas alleging property damage and personal injury arising from the incident as well as punitive damages.

          Additionally, there is a class action lawsuit pending against CITGO and other operators and owners of nearby heavy industrial facilities which was filed in state court in Corpus Christi, Texas in 1993 on behalf of property owners in the vicinity of these facilities. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of CITGO's Corpus Christi refinery and the respective industrial facilities of the other defendants. The certification of the class action has been appealed to the Texas Supreme Court by CITGO and other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time. The Company has signed an agreement to settle the property damage class action lawsuit for approximately $17.3 million, which includes the purchase of approximately 290 properties in an adjacent neighborhood. Of this amount, $15.7 million was expensed during the third quarter of 1997. The agreement provides that the Company may terminate the settlement if more than ten percent of the class members elect to opt out of the settlement. The court is currently considering the approval of the settlement agreement.

          Recent developments relating to environmental compliance. On July 2, 1997, the Executive Director of the Texas Natural Resources Conservation Commission ("TNRCC") issued a Preliminary Report and Petition alleging that CITGO Refining and Chemicals Co., L.P. ("CITGO Refining") violated the TNRCC's rules relating to operating a hazardous waste management unit without a permit. The Report recommended a penalty of $699 thousand. CITGO Refining disagrees with these allegations and the proposed penalties and plans to contest the matter.

          For a description of other legal proceedings, see Note 6 to the Condensed Consolidated Financial Statements (unaudited) for the Three- and Nine-Month Periods Ended September 30, 1997, included in Part I hereof.

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

                                                  PDV AMERICA, INC.

Date:   November 13, 1997                             /s/ ALONSO VELASCO
                                                  ------------------------------
                                                         Alonso Velasco
                                                  President, Chief Executive and
                                                       Financial Officer

Date:  November 13, 1997                              /s/ JOSE M. PORTAS
                                                  ------------------------------
                                                        Jose M. Portas
                                                          Secretary