Form 10-K
period 1997-12-31
PDV AMERICA INC
filed 1998-03-30
CIK 906422

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended December 31, 1997

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from _________ to ________

                        Commission File Number 001-12138

                                PDV America, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                         51-0297556
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                         Identification No.)

                              750 Lexington Avenue
                            New York, New York 10022
               (Address of principal executive offices, Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K:
                                Not Applicable.

    Aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable

    Number of shares of Common Stock outstanding as of March 1, 1998: 1,000

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                Table of Contents

                                                                            Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS..................................ii

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.......................................1
ITEM 3.  LEGAL PROCEEDINGS....................................................21
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................23

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS................................24
ITEM 6.  SELECTED FINANCIAL DATA..............................................24
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............26
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................38
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................38

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................39
ITEM 11.  EXECUTIVE COMPENSATION..............................................40
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................40
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................40

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K..............43

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

                  This  Annual  Report on Form 10-K  contains  certain  "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the captions "Items 1 and 2--Business and Properties" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to increases in production capacity and related capital expenditures and investments, environmental compliance and remediation and related capital expenditures, and future capital expenditures in general are forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to increased costs in related technologies and such technologies producing anticipated results, as well as performance by third parties in accordance with contractual terms and specifications, in particular, but without limitation, with respect to construction contracts and indemnification agreements. Should one or more of these risks or uncertainties, among others, some of which may be unforeseen at this time, materialize, actual results may vary materially from those estimated, anticipated or projected. Specifically, capital costs could increase, projects could be delayed or anticipated related improvements in capacity or performance may not be fully realized. Although the Company believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                                     PART I

                     ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

                  PDV America, Inc. ("PDV America" or the "Company" and, together with its subsidiaries, the "Companies") was incorporated in 1986 in the State of Delaware and is an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A. (together with one or more of its subsidiaries, referred to herein as "PDVSA"), the national oil company of the Republic of Venezuela. Through its wholly owned operating subsidiaries, CITGO Petroleum Corporation ("CITGO") and PDV Midwest Refining L.L.C. ("PDVMR") (see below), PDV America refines, markets and transports petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains.

                  Prior to May 1, 1997, the Company had a 50% interest in The UNO-VEN Company ("UNO-VEN"), an Illinois general partnership. As of May 1, 1997, pursuant to a Partnership Interest Retirement Agreement (as defined herein), certain UNO-VEN assets were transferred to PDMVR. Accordingly, the Company's consolidated financial statements reflect the equity in earnings of UNO-VEN through April 30, 1997 (see Note 9 of Notes to Consolidated Financial Statements), the results of operations of PDVMR on a consolidated basis since May 1, 1997 and the financial position of PDVMR at December 31, 1997. See "--PDV Midwest Refining, L.L.C."

                  PDV America's aggregate net interest in rated crude oil refining capacity is 853 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which PDV America holds an interest and PDV America's share of such capacity as of December 31, 1997.

                          PDV America Refining Capacity

                                                                                               Net PDV
                                                                                               America
                                                                               Total          Interest
                                                                               Rated             In
                                                                               Crude            Rated
                                                           PDV America        Refining         Refining
                                              Owner         Interest         Capacity         Capacity
                                        ---------------- --------------------------------------------------
                                                              (%)             (MBPD)           (MBPD)
Refinery Interests Held By PDV America
  as of December 31, 1997
  Lake Charles, LA                            CITGO           100               320              320
  Corpus Christi, TX                          CITGO           100               150              150
  Paulsboro, NJ                               CITGO           100                84               84
  Savannah, GA                                CITGO           100                28               28
  Houston, TX (1)                        LYONDELL-CITGO        42               265              111
  Lemont, IL (2)                              PDVMR           100               160              160
                                                              ===               ===              ===
Total Rated Refining Capacity
as of December 31, 1997                                                        1,007             853
                                                                               =====             ===


-------------------------
(1) The initial interest in LYONDELL-CITGO was acquired on July 1, 1993. CITGO's interest in LYONDELL-CITGO at December 31, 1997 approximates 42%. CITGO has an option exercisable for 18 months from April 1, 1997 to increase, for an additional investment, its participation interest up to a maximum of 50%. See "--CITGO--Refining--LYONDELL-CITGO".

(2) Formerly, this refinery was owned by UNO-VEN in which the Company had a 50% interest. On May 1, 1997, the refinery and certain assets and liabilities were transferred to PDVMR. See "--PDV Midwest Refining, L.L.C."

                  The following table shows aggregate refined product sales revenues and volumes (excluding lubricants and waxes) of PDV America for the three years in the period ended December 31, 1997.

             PDV America Refined Product Sales Revenues and Volumes

                                 Year Ended December 31,           Year Ended December 31,

                          -------------------------------------------------------------------
                            1997(2)   1996(1)     1995(1)    1997(2)    1996(1)    1995(1)
                          -------------------------------------------------------------------
                                     ($ in millions)                 (MM gallons)
Light Fuels
     Gasoline             $7,918      $7,927     $6,761     12,117      11,995    11,747
     Jet Fuel              1,188       1,506      1,181      2,005       2,372     2,282
     Diesel/#2 fuel        2,509       2,522      1,508      4,358       4,052     3,023
Asphalt                      398         257        238        749         569       503
Industrial Products and
  Petrochemicals           1,201         936        904      2,021       1,660     1,810
                          -------------------------------------------------------------------
    Total                $13,214     $13,148    $10,592    21,250      20,648    19,365
                          ===================================================================



-------------------------
(1) Includes all of CITGO (excluding lubricants and waxes) and 50% of UNO-VEN refined product sales.
(2) Includes all of CITGO (excluding lubricants and waxes) and 50% of UNO-VEN refined product sales for the period from January 1, 1997 to April 30, 1997. See "--PDV Midwest Refining, L.L.C."

         The following table shows PDV America's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 1997.

                         PDV America Refinery Production

                                                              Year Ended December 31,

                                           -----------------------------------------------------------
                                              1997(2)(3)           1996(1)(4)            1995(1)(5)(7)
                                           -----------------------------------------------------------
                                                       (MBPD, except as otherwise indicated)
Rated Refining Capacity(6)                  853                   683                   681

Refinery Input

  Crude oil                                 675    80.9%          561    81.2%          543   80.8%
  Other feedstocks                          159    19.1           130    18.8           129   19.2
                                            ---   ------          ---   ------          ---  ------
   Total                                    834   100.0%          691   100.0%          672  100.0%
                                            ===   =====           ===   =====           ===  =====


Product Yield

  Light fuels

       Gasoline                             387    45.7%          313    44.9%          310   45.7%
       Jet Fuel                              72     8.5            70    10.0            66    9.7
       Diesel/#2 fuel                       146    17.2           122    17.5           118   17.4
  Asphalt                                    42     5.0            34     4.9            32    4.7
  Petrochemical and Industrial Products     200    23.6           158    22.7           152   22.5
                                            ---   ------          ---   ------          ---  ------
       Total                                847   100.0%          697   100.0%          678  100.0%
                                            ===   =====           ===   =====           ===  =====



-------------------------
(1) For 1996 and 1995, includes all of CITGO and 50% of UNO-VEN refinery production, except as otherwise noted.
(2) For 1997, includes all of CITGO refinery production, 50% of UNO-VEN refinery production through April 30, 1997 and all of PDVMR refinery production beginning May 1, 1997 through December 31, 1997.
(3)  Includes a weighted average of 34.44% of the Houston refinery for 1997.
(4)  Includes a weighted average of 12.89% of the Houston refinery for 1996.
(5)  Includes a weighted average of 11.45% of the Houston refinery for 1995.
(6)  At year end.
(7) Does not include Paulsboro Unit 1 for 1995. See "--CITGO--Refining-- Paulsboro Refinery".


Competitive Nature of the Petroleum Refining Business

                  The petroleum refining industry is cyclical and highly volatile, reflecting capital intensity with high fixed and low variable costs. Petroleum industry operations and profitability are influenced by a large number of factors, which individual petroleum refining and marketing companies cannot entirely control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum industry activities, regulating how companies conduct their operations and formulate their products, and, in some cases, directly limiting their profits. The U.S. petroleum refining industry has entered a period of consolidation, in which a number of former competitors have combined their operations. Demand for crude oil and its products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources can also be significant factors. Generally, U.S. refiners compete for sales on the basis of price and brand image and, in some product areas, product quality.

CITGO

                  CITGO refines, markets and transports gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, refined waxes, asphalt and other refined products, and markets gasoline through over 14,000 CITGO branded independently owned and operated retail outlets located throughout the United States, primarily east of the Rocky Mountains. CITGO also markets jet fuel primarily to airline customers. A variety of lubricants and waxes are sold to independent marketers, mass marketers and industrial customers. Petrochemicals and industrial products are sold directly to various manufacturers and industrial companies throughout the United States. Asphalt is marketed primarily to independent paving contractors.

Refining

                  CITGO produces its light fuels and petrochemicals primarily through its Lake Charles and Corpus Christi refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries.

                  Lake Charles Refinery. The Lake Charles refinery, located in Lake Charles, Louisiana, was originally built in 1944 and, since then, has been continuously upgraded. Today it is a modern, complex, high conversion refinery and is one of the largest in the United States. It has a rated refining capacity of 320 MBPD and is capable of processing large volumes of heavy crude oil into a flexible slate of refined products, including significant quantities of high-octane unleaded gasoline and, due to recent modifications, reformulated gasoline. The Lake Charles refinery has a Solomon Process Complexity Factor of
17.0 (as compared to an average of 13.8 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). The Solomon Process Complexity Rating is an industry measure of a refinery's ability to produce higher value-added products. A higher rating indicates a greater capability to produce such products.

                  The following table shows the refining capacity, refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 1997.

                        Lake Charles Refinery Production

                                                             Year Ended December 31,

                                           -----------------------------------------------------------
                                                    1997               1996               1995
                                           -----------------------------------------------------------
                                                     (MBPD, except as otherwise indicated)
Rated Refining Capacity (1)                     320                  320                320

Refinery Input

  Crude oil                                     291    87.9%         274   85.1%        275    85.4%
  Other feedstocks                               40    12.1           48   14.9          47    14.6
                                                ---   ------         ---  ------        ---   ------
      Total                                     331   100.0%         322  100.0%        322   100.0%
                                                ---   ------         ---  ------        ---   ------


Product Yield

  Light fuels

       Gasoline                                 177    52.4%         164   50.3%        164    50.0%
       Jet Fuel                                  60    17.7           62   19.0          58    17.7
       Diesel/#2 fuel                            45    13.3           38   11.7          42    12.8
Petrochemicals and Industrial Products           56    16.6           62   19.0          64    19.5
                                                ---   ------         ---  ------        ---   ------
       Total                                    338   100.0%         326  100.0%        328   100.0%
                                                ---   ------         ---  ------        ---   ------

Utilization of Rated Refining Capacity                  91%                86%                  86%


-------------------------
(1)  At year end.

                  Approximately 63%, 67% and 64% of the total crude runs at the Lake Charles refinery, in the years 1997, 1996 and 1995, respectively, consisted of crude oil with an average API gravity of 24 degrees or less. Due to the complex processing required to refine such crude oil, the Lake Charles refinery's economic crude oil throughput capacity is approximately 290 MBPD, which is approximately 90% of its rated capacity of 320 MBPD.

                  The Lake Charles refinery's Gulf Coast location provides it with access to crude oil deliveries from multiple sources. Imported crude oil and feedstocks supplies are delivered by ship directly to the Lake Charles refinery, and domestic crude oil supplies are delivered by pipeline and barge. In addition, the refinery is connected by pipelines to the Louisiana Offshore Oil Port ("LOOP") and to terminal facilities in the Houston area through which it can receive crude oil deliveries if the Lake Charles docks are temporarily inaccessible. For delivery of refined products, the refinery is connected through the Lake Charles Pipeline directly to the Colonial and Explorer Pipelines, which are the major refined product pipelines supplying the northeast and midwest regions of the United States, respectively. The refinery also uses adjacent terminals and docks, which provide access for ocean tankers and barges.

                  The Lake Charles refinery's main petrochemical products are propylene and benzene. Propylene production was 6.0, 5.0 and 5.7 MBPD, and benzene production was 3.8, 3.2 and 4.1 MBPD, in each case for the years 1997, 1996 and 1995, respectively. Industrial products include sulphur, residual fuels and petroleum coke.

                  Located adjacent to the Lake Charles refinery is a lubricants refinery operated by CITGO and owned by Cit-Con Oil Corporation ("Cit-Con"), which is owned 65% by CITGO and 35% by Conoco, Inc. ("Conoco"). Primarily because of its specific design, the Cit-Con refinery produces extremely high quality oils and waxes and is one of the few in the industry designed as a stand-alone lubricants refinery. Subsequent to enhancements made in 1995, the refinery currently has a rated capacity of 9.6 MBPD of base oils and 1.4 MBPD of wax, and is one of the largest rated capacity paraffinic lubricants refineries in the United States. For the years 1997, 1996 and 1995, utilization at the Cit-Con refinery was 101%, 100% and 101%, respectively, of its rated capacity. Feedstocks are supplied 65% from CITGO's Lake Charles refinery and 35% from Conoco's nearby refinery. Finished refined products are shared on the same pro rata basis by CITGO and Conoco. During 1997, new high efficiency lubricant base oil production capacity, including a joint venture Conoco-Pennzoil plant, came on-stream, creating a surplus in lubricant base oil supply and diminishing base oil production profitability. CITGO has evaluated Cit-Con's competitive position in light of this new competition and believes that Cit-Con can continue to produce attractive returns on capital employed if certain operating strategies are followed. These strategies include maximizing the production of high value wax and heavier base oils, strict control of operating expenses, and close operational integration with CITGO's downstream finished lubricants marketing program.

                  Corpus Christi Refinery. The Corpus Christi refinery complex consists of the East and West Plants, located within five miles of each other in Corpus Christi, Texas. Construction began on the East Plant in 1937, and it was extensively reconstructed and modernized during the 1970's and 1980's. The West Plant was completed in 1983. The Corpus Christi refinery is an efficient and highly complex facility, capable of processing high volumes of heavy crude oil into a flexible slate of refined products, with a Solomon Process Complexity Factor of 20.5 (as compared to an average of 13.8 for U.S. refineries in the most recently available Solomon Associates, Inc. survey).

                  The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 1997.

                       Corpus Christi Refinery Production

                                                      Year Ended December 31,

                                        ------------------------------------------------------
                                             1997               1996                 1995
                                        ------------------------------------------------------
                                                (MBPD, except as otherwise indicated)
Rated Refining Capacity (1)              150                 140                  140

Refinery Input

  Crude oil                              115    59.3%        133    66.8%         121    64.7%
  Other feedstocks                        79    40.7          66    33.2           66    35.3
                                         ---   ------        ---   ------         ---   ------
      Total                              194   100.0%        199   100.0%         187   100.0%
                                         ---   ------        ---   ------         ---   ------

Product Yield

  Light fuels

      Gasoline                            93     47.9%        93     47.0%         90    48.4%
      Diesel/#2 fuel                      45     23.2         59     29.8          53    28.5
 Petrochemicals and Industrial Products   56     28.9         46     23.2          43    23.1
                                         ---   ------        ---   ------         ---   ------
       Total                             194    100.0%       198    100.0%        186   100.0%
                                         ---   ------        ---   ------         ---   ------

Utilization of Rated Refining Capacity             77%                 95%                 86%


-------------------------
(1)  At year end.

                  Corpus Christi crude runs during 1997 consisted of 100% heavy sour Venezuelan crude. Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi. The decline in utilization of rated refining capacity in 1997 as compared to 1996 is a result of a major turnaround in 1997 and an increase in the rated refining capacity.

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

                  During  the  last  several  years,  CITGO  has  increased  the capacity of the Corpus Christi refinery to produce petrochemical products. The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, methyl tertiary butyl ether ("MTBE") and aromatics (including benzene, toluene and xylene). The Company produces a significant quantity of cumene, an important petrochemical product used in the engineered plastics market. The production of xylene, a basic building block used in the manufacture of consumer plastics, allows the refinery to take advantage of its reforming capacity while staying within the gasoline specifications of the Clean Air Act Amendments of 1990.

                  Paulsboro Refinery. The Paulsboro refinery, located in Paulsboro, New Jersey, is an asphalt refinery. The Paulsboro refinery consists of Unit I, with a rated capacity of 44 MBPD, and Unit II, with a rated capacity of 40 MBPD.

                  Unit II, originally constructed in 1980 to produce asphalt from high sulphur, heavy crude oil high in naphthenic acid, is a combination atmospheric and vacuum distillation facility. The crude oil purchased by CITGO from PDVSA to supply Unit II's crude oil requirements is particularly well suited for the production of asphalt. Unit II produced an average of 21.0, 20.5 and 19.1 MBPD of asphalt in the years 1997, 1996 and 1995, respectively, which accounted for 58% of Unit II's total production in each year. The remaining Unit II production in 1997, 1996 and 1995 consisted of distillate products such as naphthas, marine diesel oil and vacuum gas oils, which, in the aggregate, averaged approximately 14.4, 14.5 and 13.7 MBPD, respectively, in such years. Unit II crude oil runs were 36, 35 and 33 MBPD, or a utilization rate of 90%, 88% and 83%, in 1997, 1996 and 1995, respectively.

                  Unit I was constructed in 1979 primarily to process low sulphur, light crude oil but has been modified to run heavier crudes such as Boscan. The unit produces naphthas, diesel/#2 and #6 fuels and asphalt. Unit I is run primarily when there is demand for toll processing of sweet crudes at attractive economics and to produce asphalt. Crude oil runs for third party processing in 1997, 1996 and 1995 averaged 0.0, 0.0 and 2.1 MBPD, respectively, representing processing utilization rates of 0%, 0% and 5%, respectively. In 1997, 1996 and 1995, 13.6, 3.4 and 2.6 MBPD of crude oil were run on Unit I for CITGO's own account, producing 8.9, 2.4 and 1.9 MBPD of asphalt and 4.7, 0.9 and
0.8 MBPD of other products, respectively.

                  Savannah Refinery. The Savannah Refinery, located near Savannah, Georgia, is an asphalt refinery. CITGO acquired the Savannah Refinery on April 30, 1993. The facility includes two crude distillation units, with a combined rated capacity of 28 MBPD. The primary crude oil run by the refinery is Boscan.

                  The units produced an average of 12.3, 11.4 and 10.5 MBPD of asphalt in the years ended December 31, 1997, 1996 and 1995, respectively, which accounted for 75%, 76% and 77% of total production, in such years. An additional 4.1, 3.7 and 3.4 MBPD of production included naphthas and light, medium and heavy gas oils in 1997, 1996 and 1995, respectively. Total crude runs in the years ended December 31, 1997, 1996 and 1995, respectively, were 16.4, 15.1 and
13.7 MBPD, respectively, for utilization rates of 59%, 54% and 49%.

                  LYONDELL-CITGO. On July 1, 1993, subsidiaries of CITGO and Lyondell Petrochemical Company ("Lyondell") executed definitive agreements with respect to CITGO's investment in LYONDELL-CITGO Refining Company, Ltd. ("LYONDELL-CITGO"), which owns and operates a sophisticated 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. Through December 31, 1997, CITGO had invested approximately $625 million (excluding reinvested earnings) in LYONDELL-CITGO. See Note 2 of Notes to Consolidated Financial Statements. A refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity from approximately 135 MBPD to 200 MBPD had an in-service date of March 1, 1997. The crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply contract through the year 2017. CITGO purchases substantially all of the refined products produced at this refinery under a long-term contract. See Note 4 of Notes to Consolidated Financial Statements. CITGO's participation interest in LYONDELL-CITGO increased from approximately 13% at December

31, 1996 to approximately 42% on April 1, 1997, in accordance with agreements between the owners concerning such interest. CITGO has a one-time option for 18 months from April 1, 1997, to increase, for an additional investment, its participation interest to 50%.

Crude Oil and Refined Product Purchases

                  CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its branded marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including LYONDELL-CITGO, PDVMR and Chalmette Refining, L.L.C. ("Chalmette"). See "Item
13. Certain Relationships and Related Transactions".

                   Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years in the period ended December 31, 1997:

                            CITGO Crude Oil Purchases

                             Lake Charles, LA            Corpus Christi, TX         Paulsboro, NJ              Savannah, GA

                    ---------------------------------------------------------------------------------------------------------------
                        1997       1996      1995     1997     1996       1995    1997   1996   1995      1997      1996     1995
                    ---------------------------------------------------------------------------------------------------------------
Suppliers                         (MBPD)                       (MBPD)              (MBPD)                    (MBPD)
---------
PDVSA                  130        142        150      117      130        122      49     39     35         14      17        14
PEMEX                   61         44         33        0        0          0       0      0      0          0       0         0
Occidental              40         43         43        0        0          0       0      0      0          0       0         0
Other Sources           57         45         52        0        3          0       0      0      0          0       0         0
                    ---------------------------------------------------------------------------------------------------------------
       Total           288        274        278      117      133        122      49     39     35         14      17        14
                       ===        ===        ===      ===      ===        ===      ==     ==     ==         ==      ==        ==


                  CITGO's largest supplier of crude oil is PDVSA, and CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. See "Item 13--Certain Relationships and Related Transactions". The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 1997.

                   CITGO Crude Oil Supply Contracts with PDVSA

                                                Volumes of Crude
                                                 Oil Purchased
                        Contract Crude         For the Year Ended     Contract
                          Oil Volume              December 31,       Expiration
                   ---------------------- -------------------------- ----------
                     Base  Incremental(1)  1997     1996      1995      Date
                   ---------------------- -------------------------- ----------
                             (MBPD)                (MBPD)              (year)

Location

Lake Charles, LA    120        50         115(2)    121(2)    125(2)    2006
Corpus Christi, TX  130        --         125(2)    130       122       2012
Paulsboro, NJ        30        --          35(2)     34(2)     35       2010
Savannah, GA         12        --          12(2)     11(2)     14       2013
Houston, TX (3)     200        --         216       134       136       2017


--------------------

(1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.
(2) Volumes purchased under the supply contracts do not equal total purchases from PDVSA as a result of spot purchases or transfers between refineries.
(3) CITGO acquired a participation interest in LYONDELL-CITGO, the owner of the Houston refinery, on July 1, 1993. In connection with such transaction, LYONDELL-CITGO entered into a long-term crude oil supply agreement with PDVSA that provided for delivery volumes of 135 MBPD until the completion of a refinery enhancement project at which time the delivery volumes increased to a range from 200 MBPD to 230 MBPD.

                  Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A. ("PDV Marina"), a wholly owned subsidiary of PDVSA, or by other PDVSA subsidiaries. In 1997, 81% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by PDVSA subsidiaries.

                  CITGO purchases additional crude oil under a 90-day evergreen agreement with an affiliate of Petroleos Mexicanos ("PEMEX"). CITGO's refineries are particularly well-suited to refine PEMEX's Maya heavy, sour crude oil, which is similar in many respects to several types of Venezuelan crude oil. Effective January 1995, the PEMEX crude contract was for 23 MBPD of Maya crude for the first six months of 1995 and 17 MBPD for the last six months of 1995. Effective January 1996, PEMEX increased the crude contract to 27 MBPD of Maya crude, which increased to 35 MBPD effective July 1996. Effective January 1, 1997, PEMEX increased the crude contract to 52 MBPD of Maya crude. This contract also includes 8 MBPD of Olmeca, light sour crude for 1995 and 10 MBPD for 1996 and 1997.

                  CITGO is a party to a contract with an affiliate of Occidental Petroleum Corporation ("Occidental") for the purchase of light, sweet crude oil to produce lubricants. Purchases under this contract, which expires on August 31, 1998, averaged 47 MBPD in 1997. CITGO also purchases sweet crude oil under long-standing relationships with numerous other producers.

                   Refined Product Purchases. CITGO is required to purchase refined products to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet the demand of CITGO's marketing network. During 1997, CITGO's shortage in gasoline production approximated

356 MBPD. However, due to logistical needs, timing differences and product grade imbalances, CITGO purchased approximately 518 MBPD of gasoline and sold into the spot market or to refined product traders or other refiners approximately 154 MBPD of gasoline. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 1997.

                         CITGO Refined Product Purchases

                                       Year Ended December 31,

                     ---------------------------------------------------------
                              1997               1996              1995
                     ---------------------------------------------------------
                                                (MBPD)

Light Fuels

    Gasoline                   518                484                471
    Jet Fuel                    74                 92                 87
    Diesel/#2 fuel             190                153                 90
                     ---------------------------------------------------------
          Total                782                729                648
                     =========================================================



                  As of December 31, 1997, CITGO purchased substantially all of the refined products produced at the LYONDELL-CITGO refinery under a long-term contract through the year 2017. LYONDELL-CITGO was a major supplier in 1997 providing CITGO with 111 MBPD of gasoline, 68 MBPD of distillate and 17 MBPD of jet fuel. See "--Refining--LYONDELL-CITGO".

                  An affiliate of PDVSA entered into an agreement to acquire a 50% equity interest in a refinery in Chalmette, Louisiana, in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 1998. See Note 4 of Notes to Consolidated Financial Statements. CITGO exercised this option on November 1, 1997. For the period November 1 through December 31, 1997, CITGO purchased 32 MBPD of gasoline, 24 MBPD of distillate and 10 MBPD of jet fuel.

Marketing

                  CITGO's major products are light fuels (including gasoline, jet fuel and diesel fuel), industrial products, petrochemicals, asphalt, lubricants and waxes. The following table shows revenue of each of these product categories for the three years in the period ended December 31, 1997.

                      CITGO Refined Product Sales Revenues

                                                 Year Ended December 31,

                        ------------------------------------------------------------------------
                                 1997                     1996                     1995
                        ------------------------------------------------------------------------
                                     ($ in millions, except as otherwise indicated)

Light Fuels              $11,376       84.8%       $11,252    88.1%        $8,886      85.8%
Petrochemicals,
  Industrial Products
  and Other Products       1,172        8.7            846     6.6            831       8.0
Asphalt                      398        3.0            257     2.0            238       2.3
Lubricants and Waxes         467        3.5            426     3.3            404       3.9
                        ------------------------------------------------------------------------
Total                    $13,413      100.0%       $12,781   100.0%       $10,359     100.0%
                        ========================================================================

                  Light Fuels. CITGO markets gasoline, jet fuel and other distillates through an extensive marketing network. The following table provides a breakdown of the sales made by type of product for the three years in the period ended December 31, 1997.

                             CITGO Light Fuel Sales

                    Year Ended December 31,           Year Ended December 31,
                  -----------------------------    ---------------------------
                     1997       1996     1995         1997     1996     1995
                  -----------------------------    ---------------------------
                       ($ in millions)                     (MM gallons)

Light Fuels

   Gasoline         $7,754     $7,451   $6,367       11,953   11,308   11,075
   Jet Fuel          1,183      1,489    1,163        2,000    2,346    2,249
   Diesel/#2 fuel    2,439      2,312    1,356        4,288    3,728    2,730
                  -----------------------------    ---------------------------
        Total      $11,376    $11,252   $8,886       18,241   17,382   16,054
                  -----------------------------    ---------------------------



                  Gasoline sales accounted for 58%, 58% and 61% of CITGO's refined product sales in the years 1997, 1996 and 1995, respectively. CITGO markets CITGO branded gasoline through over 14,000 independently owned and operated CITGO branded retail outlets (including 13,048 branded retail outlets owned and operated by approximately 818 independent marketers and 1,798 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 47%, 49% and 53% of the volume of CITGO branded gasoline sold in 1997, 1996 and 1995, respectively. See "--Crude Oil and Refined Product Purchases--Refined Product Purchases".

                  CITGO's strategy is to enhance the value of the CITGO brand in order to obtain premium pricing for its products by appealing to consumer preference for quality petroleum products and services. This is accomplished through a commitment to quality, dependability and customer service to its independent marketers, which constitute CITGO's primary distribution channel. The number of independent marketer-owned or operated CITGO branded retail outlets has grown significantly since 1986 when there were approximately 7,000 independently owned and operated branded outlets, including 7-Eleven(TM) convenience stores, and has increased approximately 2%, 3% and 7% in 1997, 1996 and 1995, respectively.

                  In 1994, CITGO began offering to its marketers a program to enhance their retail outlets with new card reader pumps which allow customers to pay for their gasoline at the pumps with their credit cards instead of going inside to pay. As of December 31, 1997, approximately 4,500 retail outlets had installed the card reader pumps.

                  Sales to  independent  branded  marketers  typically  are made under contracts that range from three to seven years. Sales to 7-Eleven(TM) convenience stores are made under a contract that extends through the year 2006. Under this contract, CITGO arranges all transportation and delivery of motor fuels and handles all product ordering. CITGO also acts as processing agent for the purpose of facilitating and implementing orders and purchases from third-party suppliers. CITGO receives a processing fee for such services.

                  CITGO markets jet fuel directly to airline customers at 26 airports, including such major hub cities as Atlanta, Chicago, Dallas/Fort Worth, New York and Miami. Jet fuel sales volume to airline customers have decreased approximately 16% in 1997 after increasing 6% and 2% in the years 1996 and 1995, respectively. The volume decrease in 1997 is due primarily to a change in focus to selling only CITGO's own production of jet fuel. The increases in 1996 and 1995 were due to higher levels of purchases by existing customers and to sales to new customers. Sales of bonded jet fuel, which are exempt from import duties as well as certain state and local taxes, have decreased from 579 million gallons in 1995 (accounting for 31% of total jet fuel sales volume to airline customers) to 408 million gallons in 1997 (accounting for over 24% of total jet fuel sales volume to airline customers.

                  Growth  in  wholesale  rack  sales to  marketers  has been the primary focus of diesel/#2 marketing efforts. Such marketing efforts have resulted in increases in wholesale rack sales volume from approximately 1,283 million gallons in 1995 to approximately 1,754 million gallons in 1997. The remaining diesel/#2 fuel production is sold either in bulk through contract sales (primarily as heating oil in the Northeast) or on a spot basis.

                  CITGO's delivery of light fuels to its customers is accomplished in part through 52 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 38 are wholly owned by CITGO and 14 are jointly owned. Sixteen of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO operates nine terminals owned by PDVMR in the Midwest. Refined product terminals owned or operated by CITGO provide a total capacity of approximately 24 million barrels. Also, CITGO has active exchange relationships with over 270 other refined product terminals, providing flexibility and timely response to distribution needs.

                  Petrochemicals and Industrial Products. CITGO sells petrochemicals in bulk to a variety of U.S. manufacturers as raw materials for finished goods. Sulphur is sold to the U.S. and international fertilizer industry; cycle oils are sold for feedstock processing and blending; natural gas liquids are sold to the U.S. fuel and petrochemical industry; petroleum coke is sold primarily in international markets through a joint venture for use as kiln and boiler fuel; and residual fuel blendstocks are sold to a variety of fuel oil blenders and customers. The majority of CITGO's cumene production is sold to Mount Vernon Penol Plant Partnership (see "Item 13. Certain Relationships and Related Transactions"), a joint venture phenol production plant in which CITGO is a limited partner. The phenol plant produces phenol and acetone for sale primarily to the principal partner in the phenol plant for the production of plastics.

                  Asphalt. CITGO markets asphalt through 15 terminals located along the East Coast, from Savannah, Georgia to Albany, New York. Asphalt is sold primarily to independent contractors for use in the construction and resurfacing of roadways. Demand for asphalt in the Northeastern United States declines substantially in the winter months as a result of weather conditions.

                  Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants.
Other major lubricant products include 2-cycle engine oil and automatic transmission fluid.

                  CITGO sells its finished lubricant products through three classes of trade: (i) independent marketers that specialize in lubricant sales (representing 80% of 1997 sales), (ii) mass merchandisers

(representing 6% of 1997 sales) and (iii) direct sales to large industrial end users (representing 14% of 1997 sales). CITGO emphasizes sales to independent marketers in its lubricants marketing because of the higher margins realized from these sales. Large industrial end users include steel manufacturers for industrial lubricants and automobile manufacturers for "original equipment" quantities of automotive oils and fluids.

                  CITGO markets the largest portion of its wax production as coating materials for the corrugated container industry. CITGO also provides wax for the manufacture of candles, drinking cups, waxed papers and a variety of building and rubber products.

Pipeline Operations

                  CITGO owns and operates 364 miles of crude oil pipeline systems and approximately 1,100 miles of products pipeline systems. The crude oil pipeline provides CITGO with access to gathering systems throughout major production areas in Louisiana and Texas that provide the Lake Charles refinery with domestic crude oil to supplement waterborne activities. CITGO also has joint equity interests in three crude oil pipeline companies with a total of nearly 5,400 miles of crude oil pipeline plus equity interest in six refined product pipeline companies with a total of approximately 8,000 miles of pipeline. These pipeline interests provide CITGO with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States transporting gasoline, jet fuel and diesel/#2 fuel from the Gulf Coast to the mid-Atlantic and eastern seaboard states.

                  In early 1997, CITGO sold approximately 520 miles of crude oil gathering/trunk lines in Texas and Louisiana.

Employees

                  CITGO and its subsidiaries have a total of approximately 5,300 employees, approximately 1,900 of whom are covered by 17 union contracts. Approximately 1,700 of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant blending and packaging plant and at other refined product terminals.

                  Effective  February  28,  1998,  the  stock of  Petro-Chemical
Transport, Inc. ("PCT"), a wholly owned subsidiary of CITGO, was sold. As a result of this sale, approximately 420 employees were terminated. PCT's operations were not material to CITGO.

PDV Midwest Refining, L.L.C.

                  Since 1989, the Company through various subsidiaries has had a 50% interest in UNO-VEN. On May 1, 1997 pursuant to the Partnership Interest Retirement Agreement, PDV America and Union Oil Company of California ("UNOCAL") transferred certain assets and liabilities of UNO-VEN to PDVMR, a subsidiary of the Company, as a result of the liquidation of the Company's 50% ownership interest in UNO-VEN. The assets included a 160 thousand barrel per day refinery in Lemont, Illinois, as well as eleven product distribution terminals and 89 retail sites located in the Midwest. CITGO operates these facilities and purchases substantially all of the products produced at the refinery. See Note 9 of Notes to Consolidated Financial Statements.

                  The foregoing transaction increased the assets of the consolidated Companies by $494 million on May 1, 1997, net of the Companies' carrying amount of its investment in UNO-VEN. PDVMR's sales of $942 million for the period May 1, 1997 to December 31, 1997 were primarily to CITGO and, accordingly, these were eliminated in consolidation. However, the operations of PDVMR, including its investment in Needle-Coker (as defined below) for the period from May 1, 1997 to December 31, 1997, contributed approximately $43 million to PDV America's consolidated income before interest and taxes in 1997, as compared to the Companies' equity in the earnings of UNO-VEN of $23 million and $15 million for 1996 and 1995, respectively.

Refining

                  The Lemont refinery, which in its present configuration began operations in 1970, is one of the most recently designed and constructed refineries in the United States. Its high conversion design enables it to convert its crude oil input with high sulphur and high metal content into transportation fuels, primarily gasoline, diesel fuel and jet fuel. The Lemont refinery has a Solomon Process Complexity factor of 11.3 (as compared to an average of 13.8 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). The Lemont refinery has a rated capacity of 160 MBPD of crude oil and is capable of processing heavy crude oil with significant operating flexibility, converting sour crudes into a flexible slate of higher value-added refined products, such as high octane unleaded gasoline. During 1997, the Lemont refinery increased utilization due primarily to improved maintenance of operating equipment and efficient methods of operation.

                  The following table shows refining capacity, refinery input and product yield at the Lemont refinery for the three years in the period ended December 31, 1997.

                           Lemont Refinery Production

                                            Year Ended December 31,

                               ------------------------------------------------
                                   1997             1996               1995
\                              ------------------------------------------------
                                        (MBPD, except as otherwise indicated)

Rated Refining Capacity (1)    160               153               153

Refinery Input
       Crude oil               155   89.1%       146   88.4%       139    87.4%
       Other feedstocks         19   10.9         19   11.6         20    12.6
                              -------------------------------------------------
            Total              174  100.0%       165  100.0%       159   100.0%
                              =================================================

Product Yield
       Light fuels
       Gasoline                 93   54.1%        87   53.0%        86    54.5%
       Jet Fuel                  7    4.1%         7    4.3          8     5.1
       Diesel/#2 Fuel           41   23.8%        37   22.6         34    21.4
       Industrial Products &
          Petrochemicals        31   18.0%        33   20.1         30    19.0
                              -------------------------------------------------
            Total              172  100.0%       164  100.0%       158   100.0%
                              =================================================
Utilization of Rated
       Refining Capacity               97%            95%                91%


-----------------------

(1) At year end.

                  Sour crude oil runs were 100% of the total crude runs in each of the years 1997, 1996 and 1995. PDVMR currently intends to continue to process sour crude oil exclusively.

                  Petrochemical products at the Lemont refinery include benzene, toluene and xylene, plus a range of ten different aliphatic solvents.

                  PDVMR owns a 25% interest in a partnership which operates a needle coke production facility adjacent to the Lemont refinery (the "Needle Coker"). The remaining 75% interest is held by various subsidiaries of UNOCAL. The Needle Coker, which began production in 1985 and has a production capacity of 117,000 tons per year, converts certain residual crude products into a highly specialized form of coke known as "calcined needle coke". This product is used exclusively as a raw material in the manufacturing of graphite electrodes, which are used in electric arc furnaces to melt down and refine scrap steel. In 1997, the Needle Coker produced approximately 110,000 tons of calcined needle coke.

Crude Oil and Refined Product Purchases

                  PDVMR owns no crude oil reserves or production facilities and, therefore, relies on purchases of crude oil for its refining operations. A significant portion of the crude oil refined at the Lemont refinery is supplied by PDVSA to PDVMR under a crude oil supply agreement, effective as of April 23, 1997, that expires in the year 2002 and thereafter is renewable annually. For the eight months ended December 31, 1997, PDVMR purchased 78 MBPD under this agreement. The contract calls for delivery of a guaranteed volume of 100 MBPD; however, PDVMR is not required to purchase a set minimum. Prior to that date and the subsequent transfer of assets from UNO-VEN to PDVMR as discussed above, UNO-VEN purchased crude oil from PDVSA under an agreement with a base volume of 135 MBPD. For the first four months of 1997 and in 1996 and 1995, UNO-VEN purchased 160, 143 and 135 MBPD, respectively, under this contract. Crude oil is supplied to the Lemont refinery mainly through the LOCAP/Capline/Chicap common carrier pipeline system, which connects the Lemont refinery to the LOOP, where vessels discharge. The refinery also has access to two alternate pipeline systems for the delivery of crude oil from the Gulf Coast and Canada. PDVMR does not have any direct equity interest in any crude oil pipelines.

Marketing

                  Subsequent to the transfer of assets on May 1, 1997, substantially all of PDVMR's products are sold to and marketed by CITGO. The following table shows UNO-VEN's revenues from each of its product categories for the two years in the period ended December 31, 1996 and the four months ended April 30, 1997.

                          UNO-VEN Refined Product Sales

                            Four Months
                          Ended April 30,    Year Ended December 31,
                          -----------------------------------------------------
                               1997              1996             1995
                          -----------------------------------------------------
                                 ($ in millions, except as otherwise indicated)

Light Fuels                $476   86.2%    $1,406   85.7%    $1,126    85.5%
Industrial Products
   and Petrochemicals        57   10.3        179   10.9        145    11.0
Lubricants                   19    3.5         56    3.4         46     3.5
                          -----------------------------------------------------
         Total             $552  100.0%    $1,641  100.0%    $1,317   100.0%
                          =====================================================

                  The following table provides a breakdown of the light fuel sales made by product type for the two years in the period ended December 31, 1996 and for the four months ended April 30, 1997.

                                   UNO-VEN Light Fuel Sales

                      Four                        Four
                     Months                      Months
                      Ended      Year Ended       Ended       Year Ended
                    April 30,   December 31,    April 30,     December 31
                    -----------------------------------------------------------
                     1997      1996      1995     1997      1996      1995
                    -----------------------------------------------------------
                          ($ in millions)                (MM gallons)

Light Fuels

  Gasoline              $327      $952      $787     $474    $1,374     $1,341
  Jet Fuel                 9        34        35        9        52         66
  Diesel#2 fuel          140       420       304      219       647        585
                 -------------------------------------------------------------
          Total         $476    $1,406    $1,126     $702    $2,073     $1,992
                 =============================================================



Service Agreement with CITGO

                  CITGO operates the Lemont refinery in accordance with a Refinery Operating Agreement (the "Refinery Operating Agreement") between CITGO and PDVMR. The Refinery Operating Agreement sets out the duties, obligations and responsibilities of the operator and the Company with respect to the operation of the refinery. CITGO provides all administrative functions to the Company, including cash management, legal and accounting services. The term of the agreement is 60 months, commencing May 1, 1997, and shall be automatically renewed for periods of 12 months (subject to early termination as provided in the Refinery Operating Agreement).

Environment and Safety

Environment-General

                  Beginning in 1994, the U.S. refining industry was required to comply with stringent product specifications under the 1990 Clean Air Act ("CAA") Amendments for reformulated gasoline and low sulphur diesel fuel, which necessitated additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. In addition, numerous other factors affect the Company's plans with respect to environmental compliance and related expenditures. See "Factors Affecting Forward Looking Statements".

                  In addition, the Companies are subject to various federal, state and local environmental laws and regulations which may require the Companies to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Companies or other parties. Management believes the Companies are in compliance with these laws and regulations in all material respects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

                  The Companies' accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. At December 31, 1997 and 1996, the Companies had approximately $58 million and $56 million, respectively, of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, the Companies' management believes that these accruals are sufficient to address the Companies' environmental clean-up obligations.

                  Conditions which require additional expenditures may exist for various Companies' sites including, but not limited to, the Companies' operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

Environment-CITGO

                  In 1992, an agreement was reached between CITGO and a former owner concerning a number of environmental issues. Pursuant to this agreement, the former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement. Also, in 1992, CITGO reached an agreement with a state agency to cease usage of certain surface impoundments at CITGO's Lake Charles, Louisiana refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and a former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to a state agency revising the 1993 closure plan. A ruling on this proposal is expected in 1998 and actual closure is expected to be completed during 2000.

                  While CITGO is named as a potentially responsible party ("PRP") at a number of "Superfund" sites, pursuant to the abovementioned 1992 agreement, OXY USA, Inc. and Occidental have agreed to indemnify CITGO with respect to Superfund damages where offsite hazardous waste disposal occurred prior to September 1, 1983. Based on publicly available information, PDV America believes that Occidental has the financial capability to fulfill all of its responsibilities under this agreement. Accordingly, PDV America believes that CITGO's offsite liability exposure under the federal Superfund and similar state laws with respect to these sites is not material. In addition, under the 1992 agreement, CITGO assumed responsibility for certain other environmental contamination at certain terminal properties in return for cash payments and other agreements.

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

                  On September 30, 1996, CITGO received a Notice of Violation from the EPA, Washington, D.C. alleging violations of the CAA in the Chicago Gary Lake County, Illinois-Indiana-Wisconsin area, arising from the sale of gasoline that failed to meet the applicable minimum or maximum oxygen content. A Settlement Agreement resolving this matter was entered into with the EPA in December, 1997. Under the terms of the Settlement Agreement, CITGO paid a penalty of $15,869.

                  Increasingly stringent regulatory provisions periodically require additional capital expenditures. During 1997, CITGO expended approximately $32 million for environmental and regulatory capital improvements in its operations. PDV America currently anticipates that CITGO will spend approximately $290 million for environmental and regulatory capital projects over the five-year period 1998-2002. These estimates may vary due to a variety of factors. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

Environment - PDVMR

                  In accordance with the Partnership Interest Retirement Agreement, the Company, VPHI Midwest, Inc., a subsidiary of the Company, and PDVMR took on joint and several liability for all environmental matters relating to past operations of UNO-VEN.

                  During  1997,  PDVMR  expended  approximately  $2 million  for environmental and regulatory capital improvements in its operations and currently anticipates spending approximately $34 million for environmental and regulatory capital projects over the five-year period 1998-2002. These estimates may vary due to a variety of factors. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

Safety

                  Due to the nature of petroleum refining and distribution, both CITGO and PDVMR are subject to stringent occupational health and safety laws and regulations. CITGO and PDVMR maintain comprehensive safety, training and maintenance programs, and PDV America believes that both companies are in substantial compliance with occupational health and safety laws.

                            ITEM 3. LEGAL PROCEEDINGS

                  Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. Included among these is litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles, Louisiana refining complex. The plaintiffs seek injunctive relief and monetary damages and have appealed the Court's denial of class certification. The initial trials on this litigation are not currently included in the trial docket.

                  In a case currently pending in the United States District Court for the Northern District of Illinois, Oil Chemical & Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against UNO-VEN to assert claims against the Company, PDVSA, CITGO, PDVMR, and UNOCAL pursuant to Section 301 of the Labor Management Relations Act ("LMRA"). This complaint alleges that the Company and the other defendants constitute a single employer, joint employers or alter-egos for the purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois petroleum refinery. On May 1, 1997, in a transaction involving the former partners of

UNO-VEN, the Lemont refinery was transferred to PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but did not assume the existing labor agreement. The union seeks compensation for monetary differences in medical, pension and other benefits between the CITGO and UNO-VEN plans and reinstatement of all UNO-VEN benefit plans. The union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the union and UNO-VEN. As an alternative claim against all defendants but CITGO, the union alleges that if the labor agreement is not binding on CITGO, there was a violation of the Federal Workers Adjustment Retraining and Notification Act by failure to give 60 days' written notice of termination to approximately 400 UNO-VEN employees; this would allegedly entitle such workers to 60 days' pay and benefits, which are estimated to be approximately $6 million. The trial of this case currently is set for July 1998.

                  On May 12, 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and were returned to full service in early August, 1997. The Company has property damage and business interruption insurance which related to this event. As a result, the property damage and business interruption did not have a material adverse effect on the Company's financial condition or results of operations. There are presently five lawsuits against CITGO pending in federal and state courts in Corpus Christi, Texas, alleging property damage, personal injury and punitive damages allegedly arising from the incident and other similar lawsuits have been threatened. Approximately 6,000 individual claims have been received by CITGO allegedly arising from the incident.

                  A class action lawsuit is pending against the Company and other operators and owners of nearby heavy industrial facilities which was filed in state court in Corpus Christi, Texas in 1993 on behalf of property owners in the vicinity of these facilities. The certification of this case as a class action in 1995 was appealed to the Texas Supreme Court and a decision is pending. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of the Company's Corpus Christi refinery and the respective industrial facilities of the other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time. In 1997, CITGO signed an agreement to settle the property damage class action lawsuit for approximately $17.3 million which included the purchase of approximately 290 properties in an adjacent neighborhood. Of this amount, $15.7 was expensed in 1997. CITGO submitted a settlement proposal to the court. The court appointed a guardian to review the proposed settlement terms. Subsequently, the Texas Supreme Court decided to hear the CITGO's appeal of the trial court's class certification order. This decision raised questions whether the trial court had authority to proceed with the settlement. Additionally, the trial court sought to impose additional conditions upon the settlement which were unacceptable to CITGO. For these reasons, CITGO opposed the approval and enforcement of the settlement agreement as proposed to be revised and enforcement has now been stayed pending a ruling by the Texas Supreme Court. If the settlement agreement is enforced, CITGO could be liable for the full settlement amount of $17.3 million. CITGO is pursuing an independent program to purchase the properties which were the subject of the purchase provisions of the settlement agreement.

                   In June 1997, CITGO settled litigation with a contractor which had claimed additional compensation for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery. The settlement did not have a material effect on CITGO's financial position or results of operations. CITGO believes that it has no further exposures to losses related to this matter.

                  In July 1997, the Texas Natural Resources Conservation Commission ("TNRCC") issued a Preliminary Report and Petition alleging that CITGO Refining and Chemicals Co., L.P. ("CITGO Refining") violated the TNRCC's rules relating to operating a hazardous waste management unit without permit and recommended a penalty of $699,200. CITGO Refining disagrees with these allegations and the proposed penalties and is negotiating with the TNRCC to settle this matter.

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

                  PDV America, VPHI Midwest, Inc. and PDVMR jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims. See "Business -- Environment and Safety -- Environment -- PDVMR".

                  The Companies are vigorously contesting or pursuing, as applicable, such lawsuits and claims and the Companies believe that its positions are sustainable. The Companies have recorded accruals for losses they consider probable and reasonably estimable. However, due to uncertainties involved in litigation, including the significant matters noted above, the ultimate outcomes are not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts in excess of the Companies' accruals, it is reasonably possible that such determinations could have a material adverse effect on the Companies results of operations in a given reporting period. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters and the capital resources available to the Companies, management believes that the ultimate resolution of these lawsuits and claims would not exceed the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Companies by a material amount and are not expected to have a material adverse effect on the Companies' consolidated financial position, results of operation, or liquidity.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

                  Not Applicable.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock is not publicly traded. All of the Company's common stock is held by PDV Holding, Inc. ("PDV Holding"), a Delaware corporation, whose ultimate parent is PDVSA. PDV America did not declare or pay any dividends in 1997 and 1996. In January 1998, PDV America declared and paid a dividend of $110 million to PDV Holding.

                         ITEM 6. SELECTED FINANCIAL DATA

                  The following table sets forth certain selected historical consolidated financial and operating data of PDV America as of the end of and for each of the five years in the period ended December 31, 1997. The following table should be read in conjunction with the consolidated financial statements of PDV America as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, included in Item 8, which have been audited by Deloitte & Touche LLP, independent auditors. The audited consolidated financial statements of PDV America for each of the five years in the period ended December 31, 1997 have been prepared on the basis of United States generally accepted accounting principles. The consolidated financial statements of PDV America at December 31, 1995, 1994 and 1993 and for the years ended December 31, 1994 and 1993, not separately presented herein, have also been audited.

                                                                         Year Ended December 31,
                                             -----------------------------------------------------------------------------
                                                   1997(9)          1996         1995(7)           1994          1993(8)
                                             -----------------------------------------------------------------------------
                                                                            ($ in millions)

Income Statement Data
Sales                                              $13,622        $12,952        $10,522          $9,247         $9,112
Equity in earnings (losses) of affiliates (1)           69             45             48              55             52
Net revenues                                        13,754         13,071         10,647           9,374          9,193
Income before extraordinary charges
         and cumulative effect of accounting
         changes                                       228            138            143             205            155
Extraordinary gain (charges) (2)                        --             --              3             (2)             --
Cumulative effect of accounting
         changes (3)                                    --             --             --             (4)          (235)
Net income (loss)                                      228            138            146             199           (80)

Ratio of Earnings to Fixed Charges (4)               2.30x          1.94x          2.04x           2.65x          2.57x

Balance Sheet Data
Total assets                                        $7,244         $6,938         $6,220          $5,770         $5,138
Long-term debt (excluding current
         portion) (5)                                2,164          2,595          2,297           2,155          2,069
Total debt (6)                                       2,526          2,755          2,428           2,279          2,117
Shareholder's equity                                 2,589          2,111          1,973           1,812          1,584


-------------------------

(1) Includes the equity in the earnings of UNO-VEN of $0.4 million, $23 million, $15 million, $27 million and $22 million for the four months ended April 30, 1997 and the years ended December 31, 1996, 1995, 1994 and 1993, respectively.

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

(9)  Includes operations of PDVMR since May 1, 1997.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                  The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the Consolidated Financial Statements of PDV America included elsewhere herein.

                  Petroleum industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies cannot entirely control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products, and, in some cases, directly limiting their profits. Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. PDV America's consolidated operating results are affected both by industry-specific factors and by company-specific factors such as the success of wholesale marketing programs and refinery operations.

                  The earnings and cash flows of companies engaged in the refining and marketing business in the United States are primarily dependent upon producing and selling quantities of refined products at margins sufficient to cover fixed and variable costs. The refining and marketing business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals and related facilities. This business is also characterized by substantial fluctuations in variable costs, particularly costs of crude oil, feedstocks and blending components, and the prices realized for refined products. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Companies.

                  In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding change in prices for refined products, there is usually a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on PDV America's consolidated operating results therefore depends in part on how quickly refined product prices adjust to changes in crude oil, feedstock or blending component prices. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows, including inventory valuation adjustments. PDV America is insulated to a substantial degree from the price volatility that the industry experiences due to the pricing mechanism in the long-term crude oil supply agreements (expiring in the year 2002 through 2013) that it has with PDVSA, which are designed to provide a relatively stable level of gross margin on crude oil supplied by PDVSA. CITGO's supply agreements are designed to reduce the volatility of earnings and cash flows from CITGO's refining operations by providing a relatively stable level of gross margin on crude oil supplied by PDVSA. This supply represented approximately 58% of the crude oil processed in refineries operated by CITGO, including PDVMR, in the year ended December 31, 1997. However, CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. PDV America's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. Inflation was not a significant factor in the operations of PDV America for the three years ended 1997. As a result of these factors, the earnings and cash flows of PDV America may experience substantial fluctuations.

                  CITGO's revenues accounted for over 99% of PDV America's consolidated revenues in 1997, 1996 and 1995. PDVMR's sales of $942 million for the period May 1, 1997 to December 31, 1997 were primarily to CITGO and, accordingly, these were eliminated in consolidation. However, the operations of PDVMR, including its investment in Needle-Coker, contributed approximately $53 million to the Companies' consolidated gross margin and $43 million to PDV America's consolidated income before interest and taxes in 1997.

                  Effective January 1, 1992, the supply agreements between PDVSA and CITGO with respect to the Lake Charles, Corpus Christi and Paulsboro refineries were modified to reduce the price levels to be paid by CITGO by a fixed amount per barrel of crude oil purchased from PDVSA. Such reductions were intended to defray CITGO's costs of certain environmental compliance expenditures. This modification resulted in a decrease in the cost of crude oil purchased under these agreements of approximately $70 million per year for the years 1992 through 1994 as compared to the amount that would otherwise have been payable thereunder. This modification was to expire at December 31, 1996; however, in 1995, PDVSA and CITGO agreed to adjust this modification so that the 1992 fixed amount per barrel would be reduced and the adjusted modification would not expire until December 31, 1999. The effect of this adjustment to the original modification was to increase the cost of crude oil purchased under these agreements by approximately $22 million and $44 million in 1995 and 1996, respectively, as compared to the amount that would otherwise have been payable thereunder based on the original modification (resulting in a net decrease of approximately $48 million and $26 million in 1995 and 1996, respectively, from the amount otherwise payable under the agreement prior to the 1992 original modification). In 1997, the effect of the adjustments to the original modifications was to reduce the price of crude oil purchased from PDVSA by approximately $25 million. CITGO anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by approximately $25 million per year in 1998 through 1999, in each case as compared to the original modification and without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements.

                  In July 1997, the Company's senior management implemented a Transformation Program designed to ensure that numerous expense controls, business information systems and business efficiency initiatives underway are effectively coordinated to achieve desired results. Included in this program are reviews of the Company's business units, assets, strategies, and business processes. These combined actions include expected personnel reductions (the "Separation Programs"). The cost of the Separation Programs is approximately $22 million for the year ended December 31, 1997. In addition, as part of the Transformation Program, the first phase of Systems Applications and Products in Data Processing ("SAP") implementation, which includes the Company's financial reporting systems went into production on January 1, 1998. Additional SAP modules are to be implemented throughout 1998 and 1999.

                   The following table summarizes the sources of PDV America's sales revenues and volumes.

                                            PDV America Sales Revenues and Volumes

                                     Year Ended December 31,        Year Ended December 31,
                                 -----------------------------  ----------------------------
                                    1997       1996     1995       1997      1996      1995
                                    ----       ----     ----       ----      ----      ----
                                         ($ in millions)                (MM gallons)

Gasoline .......................   $ 7,754   $ 7,451   $ 6,367    11,953    11,308    11,075
Jet fuel .......................     1,183     1,489     1,163     2,000     2,346     2,249
Diesel/#2 fuel .................     2,439     2,312     1,356     4,288     3,728     2,730
Petrochemicals, industrial
 products and other ............     1,172       846       831     1,940     1,408     1,572
Asphalt ........................       398       257       238       749       569       503
Lubricants and waxes ...........       467       426       404       239       220       215
                                   -------   -------   -------   -------   -------   -------
     Total refined product sales   $13,413   $12,781   $10,359    21,169    19,579    18,344
Other sales ....................       209       171       163      --        --        --
                                   -------   -------   -------   -------   -------   -------
         Total sales ...........   $13,622   $12,952   $10,522    21,169    19,579    18,344
                                   =======   =======   =======   =======   =======   =======



     The following table summarizes PDV America's cost of sales and operating expenses.

                 PDV America Cost of Sales and Operating Expense

                                                              Year Ended December 31,
                                                             ------------------------
                                                             1997       1996     1995
                                                             ----       ----     ----
                                                                 ($ in millions)
Crude oil ..............................................   $ 3,552   $ 3,053   $ 2,428
Refined products .......................................     6,739     7,139     5,504
Intermediate feedstocks ................................     1,240     1,000       898
Refining and manufacturing costs .......................       940       801       755
Other operating costs and expenses and inventory changes       527       498       481
                                                           -------   -------   -------
Total cost of sales and operating expenses .............   $12,998   $12,491   $10,066
                                                           =======   =======   =======




Results of Operations -- 1997 Compared to 1996

                  Sales revenues and volumes. Sales increased by $670 million, representing a 5% increase from 1996 to 1997. The increase was due to an increase in sales volumes of 8% partially offset by an decrease in average sales prices of 3%. Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, were up 7% from 1996 to 1997 and their average unit price decreased $0.02. Gasoline sales volumes increased primarily due to successful marketing efforts, including the net addition of approximately 335 new independently owned CITGO branded outlets since December 31, 1996, as well as additional marketers obtained through the transaction relating to UNO-VEN. See "Business -- PDV Midwest Refining, LLC." Petrochemical sales volume rose 30% from 1996 to 1997. This increase, combined with an average increase in unit prices of $0.02, resulted in a 33% increase in petrochemical sales revenue from 1996 to 1997. Petrochemical sales volumes increased primarily due to the increased production of xylenes, refinery grade propylene and polymer grade propylene due to favorable economics. Industrial products sales volumes increased 40% and average unit prices increased $0.03 for a 48% increase in industrial products sales revenue from 1996 to 1997. The increase in industrial products sales volumes was due to the availability of product for sale from the

PDVMR refinery. Asphalt sales revenue increased 55% from 1996 to 1997. The increase was primarily due to increases in sales volumes, up 32% from 1996 to 1997 and an 18% increase in sales price. The increase in asphalt sales volume is due primarily to the Company's efforts in production and marketing to take advantage of Sun Oil Company's withdrawal from the East Coast asphalt market. Lubricants and wax sales revenue increased 10% from 1996 to 1997 due to increases in both sales price and volume.

                  Equity in earnings (losses) of affiliates. Equity in earnings of affiliates increased by approximately $24 million, or 53% from $45 million in 1996 to $69 million in 1997. This increase was due primarily to a $43 million increase in CITGO's equity earnings of LYONDELL-CITGO which was due primarily to the change in CITGO's interest in LYONDELL-CITGO which increased from approximately 13% at December 31, 1996 to approximately 42% on April 1, 1997 and the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997. Also, subsequent to the transfer of UNO-VEN assets, the Companies have recorded $4 million of equity in the earnings of Needle-Coker from the period from May 1, 1997 to December 31, 1997. These were offset by a $23 million decrease in the equity in earnings of UNO-VEN from $23 million in 1996 to $.5 million for the first four months of 1997. See "--PDV Midwest Refining, LLC" under "Business and Properties" and Note 9 of Notes to Consolidated Financial Statements.

                  Interest income. Interest income from PDVSA represents interest income on the $1 billion notes receivable (hereafter "Mirror Notes") from PDVSA. The Mirror Notes were issued by PDVSA to PDV America in August 1993, in connection with the Company's issuance of $1 billion of Senior Notes.

                  Other income (expense). Other income (expense) was $(14.5) million for the year ended December 31, 1997 as compared to $(3.4) million for the same period in 1996. The 1997 amount includes $8.7 million in loss reserves on a lubricants plant and retail properties, a $5.8 write-off of a capital project, $5.8 million in fees related to the sale of trade accounts, notes and credit card receivables in June and November 1997 and a $2.6 million write-off of miscellaneous assets. These items were offset by a net $8.3 million property insurance recovery relating to the Corpus Christi alkylation unit fire during the third quarter and a $1.3 million gain on the sale of pipeline assets in the first quarter of 1997.

                  Cost of sales and operating expenses. Cost of sales and operating expenses increased by $507 million, or 4% from 1996 to 1997. Lower crude oil purchases in 1997 as compared to 1996 resulted from a 7% decrease in crude oil prices in 1997 as compared to 1996, and a 3% decrease in purchased volumes in 1997 as compared to 1996. Higher intermediate feedstock purchases were attributable to an 18% increase in volumes purchased, partially offset by 2% decrease in prices. Refinery production was higher in 1997 than 1996; however, due to the increased sales volumes mentioned above, refined product purchases increased 7%. The increase in refined product purchases includes a 10% increase in volumes offset by 3% lower refined product prices. The increases in refining and manufacturing costs are due primarily to increased costs of purchased fuel and electricity at CITGO's Lake Charles refinery.

                  The Companies  purchase  refined  products to  supplement  the production from their refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 52% and 57% of cost of sales for the years 1997 and 1996, respectively. These refined product purchases included purchases from LYONDELL-CITGO and Chalmette. The Companies estimate that margins on purchased products, on average, are lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from the Companies produced products and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. The Companies anticipate their purchased product requirements will continue to increase, in volume and as a percentage of refined products sold, in order to meet marketing demands, although in the near term, other than normal refinery turnaround maintenance, the Companies do not anticipate operational actions or market conditions that might cause a material change in anticipated purchased product requirements; however, there could be events beyond the Companies' control that impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

                  Gross margin. The gross margin for 1997 was $625 million, or 4.6%, compared to $461 million, or 3.6% for 1996. Gross margins in 1997 were positively affected by high crude runs during periods of strong refining margins as well as asphalt and petrochemical activities (in each case, as discussed above) and the positive contribution from PDVMR's refining operations.

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased $42 million, or 25%, due primarily to increased selling expenses in 1997 including the effect of the change in focus of the Company's marketing programs initiated in April 1996, and increases in several other areas including purchasing, administrative services, information systems corporate executive, credit card and other charges, none of which increased more than $6 million individually, but in the aggregate increased approximately $30 million for the year. Additionally, the effect of including PDVMR's expenses from May 1, 1997 to December 31, 1997 contributed to the increase.

                  Interest expense. Interest expense increased $15 million from 1996 to 1997. The increase was primarily due to the public debt and certain industrial revenue bonds which were outstanding for the entire year in 1997 compared to only a partial year during 1996 and CITGO's revolving bank loan which had a higher outstanding balance during most of 1997 as compared to 1996. The increase was also due to debt related to PDVMR.

                  Income taxes. PDV America's provision for income taxes in 1997 was $106 million, representing an effective tax rate of 32%. In 1996, PDV America's provision for income taxes was $78 million, representing an effective tax rate of 36%. The decrease is due primarily to the favorable resolution with the Internal Revenue Service of a significant tax issue, related to environmental expenditures, in the second quarter of 1997. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that will more likely than not expire in 1998.

                   Net income. Net income was $228 million for 1997 and $138 million for 1996.

Results of Operations--1996 Compared to 1995

                  Sales revenues and volumes. Sales increased by $2,430 million, representing a 23% increase from 1995 to 1996. The increase was primarily due to an increase in sales volumes of 7% and an average increase in sales prices of 16%. Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, were up 10% from 1995 to 1996, and their average unit price increased $0.10. Gasoline sales volumes increased primarily due to successful marketing efforts, including the net addition of approximately 470 new independently owned CITGO branded outlets since December 31, 1995. Petrochemical sales volume rose 14% from 1995 to 1996. This increase was offset by an average decrease in unit prices of $0.16, resulting in a 3% decrease in petrochemical sales revenue from 1995 to 1996. Industrial products sales volumes decreased 31% and average unit prices increased $0.02 resulting in a 27% decrease in industrial products sales revenue from 1995 to 1996. Asphalt sales revenues increased 8% from 1995 to 1996. The increase was primarily due to increases in sales volumes. Lubricants and wax sales revenues increased 5% from 1995 to 1996 due to increases in both sales price and volume.

                  Equity in earnings (losses) of affiliates. Equity in earnings (losses) of affiliates decreased by approximately $3 million, representing a 7% decrease, from $48 million in 1995 to $45 million in 1996. This decrease was primarily due to a $13 million decrease in equity earnings of LYONDELL-CITGO, partially offset by an increase in the earnings of UNO-VEN of $9 million. Almost all of the shortfall in LYONDELL-CITGO's earnings was due to lower fuels margins, lower aromatics prices, higher natural gas prices, operating problems in the first half of the year and the impact of the expansion project startup on existing operations. The increase in the earnings of UNO-VEN is due primarily to higher refining product margins.

                  Interest income. Interest income from PDVSA represents interest income on the Mirror Notes from PDVSA. The Mirror Notes were issued by PDVSA to PDV America in August 1993, in connection with the Company's issuance of $1 billion of Senior Notes.

                  Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2,425 million, representing a 24% increase, from 1995 to 1996. Higher crude oil purchases in 1996 as compared to 1995 resulted from a 22% increase in crude oil prices in 1996 as compared to 1995, or approximately $3.21 per barrel which includes approximately $0.13 per barrel related to the 1995 adjustments of the PDVSA crude and feedstock supply agreements discussed in the overview, and a 3% increase in volumes in 1996 as compared to 1995. Higher costs of intermediate feedstock purchases were attributable to a 20% increase in prices, partially offset by a 7% decrease in volumes purchased. Refinery production was higher in 1996 as compared to 1995; however, due to the increased sales volumes mentioned above, the cost of refined product purchases increased 30%. The increase in refined product purchases results from a 13% increase in volumes and a 15% increase in refined product prices. The increases in refining and manufacturing costs are due primarily to increased costs of purchased fuel and electricity at CITGO's Lake Charles and Corpus Christi refineries as well as the additional manufacturing costs related to the lubricants plant acquired in May 1995.

                  CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 55% and 57% of cost of sales for the years 1995 and 1996, respectively. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO-produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates its purchased product requirements will continue to increase, in volume and as a percentage of refined products sold, in order to meet marketing demands. CITGO does not anticipate operational actions or market conditions in the near term (other than normal refinery turnaround maintenance) which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

                  Gross margin. The gross margin for 1996 was $461 million, or 3.6%, compared to $456 million, or 4.3%, for 1995. Gross margins in 1996 were adversely affected by refinery operations in the first quarter, the scheduled modifications to the pricing provisions in the crude and feedstock supply agreements, the decline in petrochemical profitability, increased volumes of refined products purchased as a percentage of sales volume and increased costs of purchased fuel and electricity at the refineries throughout the year (in each case, as discussed above).

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3 million, representing a 2% increase, due primarily to increases in salaries and benefits and increased marketing expenses in 1996 including the effect of the change in focus of CITGO's marketing programs initiated in April 1996. The primary program in effect through March 1996 was designed to increase the number of branded outlets and improve CITGO's overall image. Accordingly, costs were and continue to be expensed as incurred. The program initiated in April 1996 primarily focuses on defending market share and increasing volumes sold to existing marketers by providing an incentive which is earned over time. The accounting for the new program recognizes the program expenses when the incentives are earned.

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

Liquidity and Capital Resources

                  For the year ended December 31, 1997, PDV America's net cash provided by operating activities totaled approximately $447 million, primarily reflecting $228 million of net income and $241 million of depreciation and amortization, offset by net cash used by other items of $22 million. The more significant changes in other items included the decrease in accounts receivable, including receivables from affiliates, of approximately $325 million, partially offset by the increase in accounts payable and other liabilities, including payables to affiliates, of approximately $320 million and the increase of other assets of approximately $87 million. The decrease in accounts receivable is due primarily to the sale of $125 million of CITGO's trade accounts receivable in June 1997 and the sale of $150 million in credit card receivables in November 1997, proceeds of which were used primarily to make payments on the revolving bank debt. The decrease in accounts payable is related primarily to a reduction in the payable related to crude oil and refined products purchased.

                  Net cash used in investing activities in 1997 totaled $298 million, consisting primarily of capital expenditures of $264 million and investments in LYONDELL-CITGO of $46 million and a loan to LYONDELL-CITGO of $16.5 million offset by $28 million of proceeds from sales of property, plant and equipment.

                  During the same period, consolidated net cash used in financing activities totaled approximately $146 million, consisting primarily of proceeds of approximately $250 million from a capital contribution from PDV America's parent, PDV Holding, which was more than offset by the repayment of $135 of UNO-VEN notes, repayments of revolving bank loans of $106 million, repayments of short term bank loans of $50 million, and payments on private placement notes of $59 million.

                  The Companies currently estimate capital expenditures for the years 1998-2002 will total approximately $1.6 billion, exclusive of investments in LYONDELL-CITGO, as shown in the following table.

              Estimated Capital Expenditures - 1998 through 2002(1)

Strategic                                      $  736 million
Maintenance                                       381 million
Regulatory/Environmental                          475 million
                                               --------------
Total                                          $1,592 million


(1)  These estimates may change as future regulatory events unfold.

                  PDV America's $1 billion senior notes issued in 1993 are comprised of (i) $250 million 7 1/4% Senior Notes due August 1, 1998, (ii) $250 million of 7 3/4% Senior Notes due August 1, 2000 and (iii) $500 million 7 7/8% Senior Notes due August 1, 2003 (collectively the "Senior Notes"). Interest on these notes is payable in semiannual installments of $38 million, representing approximately $77 million for 1997. PDV America intends to repay the $250 million Senior Notes due August 1, 1998 with the proceeds received from the maturity of $250 million of Mirror Notes due from PDVSA on July 31, 1998.

                  As of December 31, 1997, CITGO had an aggregate of $1,257 million of indebtedness outstanding that matures on various dates through the year 2026. As of December 31, 1997, the contractual commitments to make principal payments on this indebtedness were $98.2 million, $211.5 million and $47.1 million for 1998, 1999 and 2000, respectively. The bank credit facility consists of a $58.8 million term loan, payable in quarterly installments of principal and interest through December 1999, and a $675 million revolving credit facility maturing in December 1999, of which $135 million was outstanding at December 31, 1997. Cit-Con has a separate credit agreement under which $28.6 million was outstanding at December 31, 1997. Other principal indebtedness consists of (i) $199.7 million in senior notes issued in 1996, (ii) $260 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (iii) $235 million in senior notes issued in 1991, (iv) $218.3 million in obligations related to tax exempt bonds issued by various governmental units, and (v) $118 million in obligations related to taxable bonds issued by a governmental unit. See Note 11 of Notes to Consolidated Financial Statements.

                  The debt instruments of PDV America, PDVMR and CITGO impose significant restrictions on PDV America's, PDVMR's and CITGO's ability to incur additional debt, grant liens, make investments, sell or acquire fixed assets, make restricted payments and engage in other transactions.

In addition, restrictions exist over the payment of dividends and other distributions to PDV America. PDV America and CITGO were in compliance with all their respective covenants under such debt instruments at December 31, 1997.

                  As of December 31, 1997, capital resources available to the Companies included cash on hand, available borrowing capacity under CITGO's revolving credit facility of $540 million and $3 million for PDVMR in unused availability under uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Companies' management believes that they have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near terms, anticipated operating needs, debt service and to meet currently anticipated future obligations as they arise. In addition, PDV America intends that payments received from PDVSA under the Mirror Notes will provide funds to service PDV America's Senior Notes. The Companies periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements. The Companies' ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time. See "Factors Affecting Forward Looking Statements".

                  PDV America and its direct subsidiaries are also party to a tax allocation agreement, which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities.

Derivative Commodity and Financial Instruments

                  In 1995, 1996 and 1997, the Company used commodity and financial instrument derivatives to manage defined commodity price and interest rate risks, which arose out of the Company's core activities. The Company had only limited involvement with other derivative financial instruments and did not use them for trading purposes. Beginning in 1998, the Company has been reevaluating its use of derivative commodity and financial instruments; therefore, non-hedging activity may increase.

                  The Company enters into petroleum futures contracts, options and other over the counter commodity derivatives, primarily to hedge a portion of the price risk associated with crude oil and refined products. In order for a transaction to qualify for hedge accounting, the Company requires that the item to be hedged exposes the Company to price risk and that the commodity contract reduces that risk and is designated as a hedge. The high correlation between price movements of a product and the commodity contract in that product is well demonstrated in the petroleum industry and, generally, the Company relies on those historical relationships and on periodic comparisons of market price changes to price changes of futures and options contracts accounted for as hedges. Gains or losses on contracts which qualify as hedges are recognized when the related inventory is sold or the hedged transaction is consummated. Changes in the market value of commodity derivatives which are not hedges are recorded as gains or losses in the period in which they occur.

                  The Company also enters into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. Premiums paid for purchased interest rate swap and cap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other assets. The interest rate differentials received or paid by the Company related to these agreements are recognized as adjustments to interest expense over the term of the agreements. Gains or losses on terminated swap agreements are either amortized over the original term of the swap agreement if the hedged borrowings remain in place, or are recognized immediately if the hedged borrowings are no longer held.

                  The Company's commodity derivatives are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on the Company's hedged inventory or future purchases and sales. The company's derivative commodity activity is closely monitored by management and contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1997 and 1996 and the effects on cost of sales and pretax earnings for 1997, 1996 and 1995 were not material. At times during 1996 and 1995, the Company entered into commodity derivatives activities that were not related to the hedging program discussed above. This activity and its results were not material in 1996 or 1995. There was no such activity in 1997.

                  CITGO has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                       CITGO Interest Rate Swap Agreements

                           Expiration  Fixed Rate     Notional Principal Amount
Variable Rate Index           Date         Paid        1997               1996
-------------------    --------------- ---------   ----------------------------
                                                          (in thousands)
One-month LIBOR        September 1998      4.85%   $  25,000        $  25,000
One-month LIBOR        November  1998      5.09       25,000           25,000
One-month LIBOR        May       2000      6.28       25,000           25,000
J. J. Kenny            May       2000      4.72       25,000           25,000
J. J. Kenny            February  2005      5.30       12,000           12,000
J. J. Kenny            February  2005      5.27       15,000           15,000
J. J. Kenny            February  2005      5.49       15,000           15,000
                                                   ------------     ----------
                                                   $ 142,000        $ 142,000
                                                   ============     ========--



                  PDVMR has non-taxable variable rate pollution control bonds, with interest, currently paid monthly. The bonds have one payment at maturity in the year 2008 to retire the principal, and principal and interest payments are guaranteed by a $20.3 million letter of credit. An interest rate swap agreement, based upon a notional amount of $19.9 million fixes the variable rate at 5.36% until October 26, 1998.

                  The fair value of the interest rate swap agreements in place at December 31, 1997, based on the estimated amount that CITGO would receive or pay to terminate the agreement as of that date, taking into account current interest rates was an unrealized loss of approximately $2.9 million. In connection with the determination of such fair market value, the Companies consider the creditworthiness of the counterparties but no adjustment was determined to be necessary as a result.

                  Interest expense includes $0.8 million, $1.1 million and $0.1 million in 1997, 1996 and 1995, respectively, related to interest paid on these agreements. During 1995, CITGO converted $25 million of variable rate debt to fixed rate borrowings and terminated the interest rate swap agreement matched to the variable rate debt. Other income in 1995 included a $2.4 million gain related to the termination of this interest rate swap agreement. There were no transactions of this type in 1996 or 1997.

                  During 1995, CITGO entered into a 9% interest rate cap agreement with a notional principal amount of $25 million, a reference rate of three-month LIBOR, and an expiration date of February 1997. The effect of this agreement was not material to the Company's consolidated results of operations in 1997, 1996 or 1995.

                  Neither CITGO nor the counterparties are required to collateralize their obligations under these derivative commodity and financial instruments. CITGO is exposed to credit loss in the event of nonperformance by the counterparties to these agreements, but has no off-balance-sheet credit risk of accounting loss for the notional amounts. CITGO does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions, at December 31, 1997.

New Accounting Standards

                  Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value. Subsequent adjustments, to estimates to the extent required, may be made as more refined information becomes available. Effective January 1, 1997, the Company adopted Statement of Position 96-1 - "Environmental Remediation Liabilities" ("SOP 96-1"). The statement provides guidance on environmental liabilities and disclosures. The adoption of SOP 96-1 did not have a material effect on the consolidated financial position or results of operations of the Company.

                  Effective for the Company's year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about the Company's capital structure. The adoption of this standard related to disclosure within the financial statements and did not have a material effect on the Company's financial statements.

                  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which is effective for the Company's fiscal year ending December 31, 1998. The statement addresses the reporting and display of comprehensive income and its components. The Company does not currently believe the adoption of SFAS No. 130 will result in material differences between comprehensive income and net income.

                  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 31") which is effective for the fiscal year ending December 31, 1998. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company is unable to determine the full extent of disclosure changes that may result from adoption of SFAS No.

131 because of the potential for change as a result of the Company's Transformation Program (see discussion on page 26), which began in July 1997.

                   In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132. "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") which is effective for the Company's fiscal year ending December 31, 1998. The statement revises current employers' disclosure requirements for pensions and other postretirement benefits. It does not change the measurement or recognition of those plans.

Year 2000 Compliance

                  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information.

                  The   Companies  are   replacing   major   elements  of  their
information systems by implementing Systems, Applications and Products in Data Processing ("SAP"). The first phase of SAP implementation, which included the financial reporting systems, was brought into production on January 1, 1998. Additional SAP modules will be implemented throughout 1998 and 1999. The total estimated cost of the SAP implementation is approximately $111 million which includes software, hardware reengineering and change management. Costs incurred relating to this project are either capitalized or expensed as incurred in accordance with generally accepted accounting principles. Management has determined that SAP is an appropriate solution to the Year 2000 Compliance issue related to the systems on which SAP is implemented.

                  The Companies estimate that $1 million will be spent in 1998 and 1999 to address the Year 2000 Compliance issue by testing, upgrading or replacing its information systems which will not be replaced by SAP. In addition, approximately $3 million will be spent in 1998 and 1999 to determine the nature and cost of upgrades or replacements necessary to address the Year 2000 Compliance issue in equipment other than information systems and to assess the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. These efforts are led by a CITGO team supplemented by external resources. The cost to upgrade and/or replace such equipment and to address any third party Year 2000 Compliance issues is not known at this time. Although management believes solutions and alternatives to the Year 2000 Compliance issue in these systems will be identified, there is no guarantee thereof or that the systems which will not be replaced by SAP and other equipment will all be Year 2000 compliant before the end of 1999. This could result in a system failure or disruptions of operations which may have a material adverse effect on the Company. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be upgraded or replaced on a timely basis, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

                        ITEM 8. FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                  The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are included in Item 14a of this report. The Quarterly Results of Operations are reported in Note 17 of Notes to Consolidated Financial Statements included in
Item 14a.

                      ITEM 9. CHANGES IN AND DISAGREEMENTS
             WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

                  The directors and executive officers of PDV America are as follows:

Name                       Age          Position
----                       ---          --------

Claus Graf                 59           Chairman of the Board and Director
Alonso Velasco             56           President, Chief Executive and Financial
                                          Officer and Director
Angel E. Olmeta            60           Vice President and Director
Jose M. Portas             61           Secretary and Director
Francisco Bustillos        45           Treasurer and Chief Accounting Officer

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

                  Alonso Velasco has been a director of PDV America since 1991 and President, Chief Executive and Financial Officer since 1993. Mr. Velasco was Control and Finance Coordinator of PDVSA from 1991 until March 1994, at which time he was appointed a director of PDVSA. Between 1987 and 1991, he was a director of Interven, S.A., an affiliate of PDVSA.

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

                         ITEM 11. EXECUTIVE COMPENSATION

                  For the year ended December 31, 1997, the directors and executive officers of PDV America received compensation in the aggregate of approximately $1,000,000.

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

                  CITGO and PDVMR have entered into several transactions with PDVSA or other affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO and PDVMR for a fixed period, ranging from five to 25 years. The supply agreements differ somewhat for each entity and each refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced from each particular grade of crude oil or feedstock, less (i) certain deemed refining costs; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by a purchaser under the various supply agreements will vary depending on, among other things, the efficiency with which such purchaser conducts its operations during such period. These supply agreements are designed to reduce the inherent earnings volatility of the refining and marketing operations of CITGO and PDVMR. Prior to 1995, certain costs were used in the CITGO supply agreement formulas, aggregating approximately $70 million per year, which were to cease being deductible after 1996. Commencing in the third quarter of 1995, a portion of such deductions were deferred from 1995 and 1996 to the years 1997 through 1999. As a result of the deferral, crude oil costs for 1995 increased by approximately $22 million, which is included in cost of sales and operating expenses, and will increase approximately $44 million for the year 1996 under these agreements. In 1997, the effect of the adjustments to the original modifications was to reduce the price of crude oil purchased from PDVSA by approximately $25 million. The Company anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by approximately $25 million per year in 1998 and 1999, in each case as compared to the original modification and without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements.

                  LYONDELL-CITGO is a Texas limited liability company which owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell, referred to as the owners. CITGO contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996 with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply contract through the year 2017, and CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract. See Note 2 of Notes to Consolidated Financial Statements.

                  CITGO's participation interest in LYONDELL-CITGO increased from approximately 13% at December 31, 1996 to approximately 42% on April 1, 1997, in accordance with agreements between the owners concerning such interest. CITGO has a one-time option for 18 months from April 1, 1997 to increase, for an additional investment, its participation interest to 50%.

                  CITGO loaned $16.5 million to LYONDELL-CITGO during 1997. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets at December 31, 1997.

                  CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners.

                  On May 1, 1997, PDV America and UNOCAL closed a transaction relating to UNO-VEN. The transaction transferred certain assets and liabilities to PDV Midwest Refining LLC ("PDVMR"), a subsidiary of PDV America in liquidation of PDV America's 50% ownership interest in UNO-VEN. The assets include a refinery in Lemont, Illinois, as well as product distribution terminals and retail sites located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery. See Note 4 of Notes to Consolidated Financial Statements. A portion of the crude oil processed by PDVMR is supplied by PDVSA under a long-term crude supply contract.

                  An affiliate of PDVSA entered into an agreement to acquire a 50% equity interest in a refinery in Chalmette, Louisiana ("Chalmette"), in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 1998. See Note 4 of Notes to Consolidated Financial Statements. CITGO exercised this option on November 1, 1997 and is acquiring approximately 66 MBPD of refined products from the refinery, approximately one-half of which is gasoline.

                  Under such long-term supply agreements and refined product purchase agreements, CITGO, PDVMR and LYONDELL-CITGO purchased approximately $2 billion, $0.3 billion and $0.9 billion respectively, of crude oil, feedstocks and refined products at market related prices from

PDVSA in 1997. At December 31, 1997, $172 million was included in PDV America's current payable to affiliates as a result of these transactions.

                  The Companies also purchase refined products from various other affiliates, including LYONDELL-CITGO and Chalmette, under various supply agreements. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $1.9 billion for 1997. At December 31, 1997, $40 million was included in payables to affiliates as a result of these transactions.

                  The notes receivable from PDVSA are unsecured and consist of $250 million 7.35% Notes Due August 1, 1998, (ii) $250 million 7.75% Notes due August 1, 2000 and (iii) $500 million 7.995% Notes Due August 1, 2003. Interest on these notes is payable semiannually by PDVSA to PDV America on February 1 and August 1 of each year, less one business day. For the year ended December 31, 1997, approximately $78 million of interest income is attributable to such notes with $32 million included in due from affiliates at December 31, 1997. Due to the related notes of these notes receivable, it is not practicable to estimate their fair value.

                  CITGO had refined product, feedstock and crude oil and other product sales of $221 million to affiliates, including the Mount Vernon Phenol Plant Partnership and LYONDELL-CITGO, in 1997. At December 31, 1997, $23 million was included in "Due from affiliates" as a result of these transactions.

                  The Company has entered into a service agreement with PDVSA to provide financial and foreign agency services. Income from these services was $0.9 million in 1997.

                  Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi Refinery West Plant facilities. See Note 15 of Notes to Consolidated Financial Statements.

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

                                     PART IV

                   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND
                               REPORTS ON FORM 8-K

a.  Certain Documents Filed as Part of this Report

         (1)  Financial Statements:

                                                                            Page
                                                                            ----

              Independent Auditors' Report..................................
              Consolidated Balance Sheets at December 31, 1997
                   and 1996.................................................
              Consolidated Statements of Income for the years ended
                   December 31, 1997, 1996 and 1995.........................
              Consolidated Statements of Shareholder's Equity
                   for the years ended December 31, 1997, 1996
                   and 1995.................................................
              Consolidated Statements of Cash Flows
                   for the years ended December 31, 1997, 1996
                   and 1995.................................................

              Notes to Consolidated Financial Statements....................

         (2)  Financial Statement Schedules:

              Schedule I - Condensed Financial Information of the Registrant

         (3)  Exhibits:

              The Exhibit Index in part c., below, lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b.  Reports on Form 8-K

         None.

c.  Exhibits

       *3.1 Certificate of Incorporation, Certificate of Amendment of Certificate of Incorporation and By-laws of PDV America

       *4.1 Indenture, dated as of August 1, 1993, among PDV America, Propernyn, PDVSA and Citibank, N.A., as trustee, relating to

--------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

              PDV America's 7-1/4% Senior Notes Due 1998, 7-3/4%
              Senior Notes Due 2000 and 7-7/8% Senior Notes Due 2003

       *4.2   Form of Senior Note (included in Exhibit 4.1)

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

      *10.5 Contract for the Purchase/Sale of Boscan Crude Oil, dated as of June 2, 1994 between Tradecal, S.A., and CITGO Asphalt Refining Company

      *10.6 Restated Contract for the Purchase/Sale of Heavy/Extra Heavy Crude Oil, dated December 28, 1990, among Maraven, S.A., Lagoven, S.A.. and Seaview Oil Company

      *10.7 Sublease Agreement, dated as of March 31, 1987, between Champlin Petroleum Company, as Sublessor, and Champlin Refining Company, as Sublessee

      *10.8   Operating Agreement, dated as of May 1, 1984, among
              Cit-Con Oil Corporation, CITGO Petroleum Corporation and Conoco, Inc.

      *10.9   Amended and Restated Limited Liability Company
              Regulations of LYONDELL-CITGO Refining Company, Ltd. dated July 1, 1993

     *10.10   Contribution Agreement among Lyondell Petrochemical
              Company, LYONDELL-CITGO Refining Company, Ltd. and
              Petroleos de Venezuela, S.A.

___________
*    Previously filed in connection with the Registrant's Registration Statement
     on  Form  F-1,  Registration  No.  33-63742,   originally  filed  with  the
     Commission on June 2, 1993.

     *10.11 Crude Oil Supply Agreement, dated as of May 5, 1993, between LYONDELL-CITGO Refining Company, Ltd. and Lagoven, S.A.

     *10.12   Supplemental Supply Agreement,  dated as of May 5, 1993,
              between   LYONDELL-CITGO   Refining  Company,  Ltd.  and
              Petroleos de Venezuela, S.A.

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

       21.1   List of Subsidiaries of the Registrant.

       27.1   Financial Data Schedule

d.  Financial Statement Schedules

    The schedules filed by the Company are listed in Item 14a above as required.

___________

*    Previously filed in connection with the Registrant's Registration Statement
     on  Form  F-1,  Registration  No.  33-63742,   originally  filed  with  the
     Commission on June 2, 1993.

** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                                  PDV AMERICA, INC.

                                                  By    /s/Alonso Velasco
                                                     --------------------------
                                                           Alonso Velasco
                                                  President, Chief Executive and
                                                      Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signatures                      Title                         Date
         ----------                      -----                         ----

By  /s/ Claus Graf                Chairman of the Board,          March 30, 1998
  --------------------------        Director
    Claus Graf

By  /s/ Alonso Velasco            President, Chief Executive      March 30, 1998
  ------------------------          and Financial Officer,
    Alonso Velasco                  Director

By  /s/ Jose M. Portas            Secretary, Director             March 30, 1998
  ------------------------
    Jose M. Portas

By  /s/ Francisco Bustillos       Treasurer, Chief                March 30, 1998
  ----------------------------      Accounting Officer
    Francisco Bustillos

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of PDV America, Inc.

                  We have audited the accompanying consolidated balance sheets of PDV America, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index as Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

                  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PDV America, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP


February 13, 1998

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(Dollars in Thousands)

-------------------------------------------------------------------------------------------------


ASSETS                                                                       1997        1996

CURRENT ASSETS:
   Cash and cash equivalents                                             $   35,268   $   32,845
   Accounts receivable, net                                                 666,264    1,004,098
   Due from affiliates                                                       55,883       60,123
   Inventories                                                            1,000,498      833,191
   Current portion of notes receivables from PDVSA                          250,000         --
   Prepaid expenses and other                                                20,872       25,093
                                                                         ----------   ----------

       Total current assets                                               2,028,785    1,955,350

NOTES RECEIVABLE FROM PDVSA                                                 750,000    1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net                                       3,427,983    2,786,941

RESTRICTED CASH                                                               6,920        9,369

INVESTMENTS IN AFFILIATES                                                   841,323    1,040,525

OTHER ASSETS                                                                188,511      146,142
                                                                         ----------   ----------

TOTAL                                                                    $7,243,522   $6,938,327
                                                                         ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Short-term bank loans                                                 $    3,000   $   53,000
   Accounts payable                                                         491,977      530,758
   Due to affiliates                                                        231,152      275,551
   Taxes other than income                                                  180,143      200,863
   Other current liabilities                                                275,086      237,115
   Income taxes payable                                                        --         21,137
   Current portion of long-term debt                                        345,099       95,240
   Current portion of capital lease obligation                               13,140       11,778
                                                                         ----------   ----------

       Total current liabilities                                          1,539,597    1,425,442

LONG-TERM DEBT                                                            2,047,708    2,465,336

CAPITAL LEASE OBLIGATION                                                    116,586      129,726

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                 199,765      183,370

OTHER NONCURRENT LIABILITIES                                                234,710      196,979

DEFERRED INCOME TAXES                                                       487,727      399,768

MINORITY INTEREST                                                            28,337       26,631

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
   Common stock, $1.00 par value - authorized, issued and outstanding,
       1000 shares                                                                1            1
   Additional capital                                                     1,482,435    1,232,435
   Retained earnings                                                      1,106,656      878,639
                                                                         ----------   ----------

       Total shareholder's equity                                         2,589,092    2,111,075
                                                                         ----------   ----------

TOTAL                                                                    $7,243,522   $6,938,327
                                                                         ==========   ==========

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1997
(Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------


                                                                   1997              1996           1995

REVENUES:                                                      $ 13,394,608    $ 12,698,366    $ 10,279,579
   Net sales                                                        227,595         253,694         242,581
                                                               ------------    ------------    ------------
   Sales to affiliates
                                                                 13,622,203      12,952,060      10,522,160

   Equity in earnings (losses) of affiliates - net                   68,930          44,906          48,130
   Interest income from PDVSA                                        77,725          77,725          77,725
   Other income (expense) - net                                     (14,487)         (3,373)         (1,289)
                                                               ------------    ------------    ------------

                                                                 13,754,371      13,071,318      10,646,726
                                                               ------------    ------------    ------------
COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (including purchases
       of $4,275,607; $4,001,471 and $3,321,128 from
       affiliates)                                               12,997,592      12,491,003      10,066,012
   Selling, general and administrative expenses                     211,423         169,159         165,693
   Interest expense:
       Capital leases                                                15,597          16,818          17,913
       Other                                                        193,868         177,544         168,633
   Minority interest                                                  1,706           1,013           1,993
                                                               ------------    ------------    ------------

                                                                 13,420,186      12,855,537      10,420,244
                                                               ------------    ------------    ------------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                334,185         215,781         226,482

INCOME TAXES                                                        106,168          77,758          83,996
                                                               ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                                    228,017         138,023         142,486

EXTRAORDINARY ITEM:
   Gain related to the early extinguishment of debt, net of
       related income taxes of $2,160                                  --              --             3,380
                                                               ------------    ------------    ------------

NET INCOME                                                     $    228,017    $    138,023    $    145,866
                                                               ============    ============    ============


See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
THREE YEARS ENDED DECEMBER 31, 1997
(Amounts in Thousands)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                           Total
                                                          Common Stock              Additional         Retained        Shareholder's
                                                     Shares          Amount          Capital           Earnings           Equity

BALANCE, JANUARY 1, 1995                                   1       $       1        $ 1,217,435       $   594,750       $ 1,812,186

   Capital contributions received from
     Parent                                                -               -             15,000         -                    15,000

   Net income                                              -               -                  -           145,866           145,866
                                                  ----------      ----------       ------------      ------------      ------------

BALANCE, DECEMBER 31, 1995                                 1               1          1,232,435           740,616         1,973,052

   Net income                                              -               -                  -           138,023           138,023
                                                  ----------      ----------       ------------      ------------      ------------

BALANCE, DECEMBER 31, 1996                                 1               1          1,232,435           878,639         2,111,075

   Capital contributions received from
     Parent                                                -               -            250,000         -                   250,000

   Net income                                              -               -                  -           228,017           228,017
                                                  ----------      ----------       ------------      ------------      ------------

BALANCE, DECEMBER 31, 1997                                 1       $       1        $ 1,482,435       $ 1,106,656       $ 2,589,092
                                                  ==========      ==========       ============      ============      ============


See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1997
(Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------------------


                                                                           1997                   1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $        228,017         $      138,023         $    145,866
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain from early extinguishment of debt                                        -                      -               (3,380)
     Depreciation and amortization                                           240,523                192,585              167,885
     Provision for losses on accounts receivable                              17,827                 13,275                9,070
     Deferred income taxes                                                    82,145                  5,159               18,777
     Distributions in excess of (less than) equity in earnings
     (losses) of affiliates                                                   33,506                 (8,672)             (19,090)
     Postretirement benefits                                                 (10,605)                15,465               (7,404)
     Other adjustments                                                         7,397                  2,549                3,661
     Change in operating assets and liabilities, exclusive of
     acquisitions of businesses:
       Accounts receivable                                                   328,000               (199,333)             (68,072)
       Due from affiliates                                                    (2,642)                 1,253               (9,340)
       Inventories                                                           (95,107)               (47,916)               2,212
       Prepaid expenses and other current assets                               6,380                  6,525              (38,764)
       Accounts payable and other current liabilities                       (246,846)                92,265               36,995
       Income taxes payable                                                  (15,934)                 3,725                3,076
       Due to affiliates                                                     (73,417)                98,580               27,185
       Other assets                                                          (86,934)               (83,874)             (24,565)
       Other liabilities                                                      34,417                 35,833               85,809
                                                                   -----------------        ---------------       --------------

             Net cash provided by operating activities                       446,727                265,442              329,921
                                                                   -----------------        ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (264,377)              (437,763)            (314,230)
  Proceeds from sales of property, plant and equipment                        28,194                  3,929                  843
  Decrease (increase) in restricted cash                                       2,449                (8,111)               41,629
Investments in LYONDELL-CITGO Refining Company,
      Ltd.                                                                   (45,635)              (142,638)            (178,875)
Loans to LYONDELL-CITGO Refining Company, Ltd.                               (16,509)                     -                    -
Investments in subsidiary and advances to other affiliates                    (2,442)                   (10)             (46,805)
                                                                   -----------------        ---------------       --------------

      Net cash used in investing activities                                 (298,320)              (584,593)            (497,438)
                                                                   -----------------        ---------------       --------------

                                                                                                                     (Continued)

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1997
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                      1997                 1996                1995
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (repayments of) borrowings from revolving bank loan                        $(106,000)        $  60,000         $  95,000
       Net (repayments of) proceeds from short-term bank loans                          (50,000)           28,000           (28,500)
       Payments on term bank loan                                                       (29,412)          (29,412)           (7,353)
       Payments on private placement senior notes                                       (58,685)          (58,685)          (47,321)
       Proceeds from issuance of senior notes                                              --             199,694              --
       Proceeds from master shelf agreement                                                --                --             100,000
       Proceeds from issuance of taxable bonds                                             --             120,000              --
       Proceeds from issuance of tax-exempt bonds                                          --              25,000            90,700
       Payments on tax-exempt bonds                                                        --                --             (40,237)
       Payments of capital lease obligations                                            (11,778)          (11,252)           (9,017)
       (Repayments) borrowings of other debt                                             (5,109)           (7,143)            2,397
       Capital contributions received from parent                                       250,000              --              15,000
       Payment of UNO-VEN notes                                                        (135,000)             --                --
                                                                                      ---------         ---------         ---------

         Net cash (used in) provided by financing activities                           (145,984)          326,202           170,669
                                                                                      ---------         ---------         ---------

INCREASE IN CASH AND
       CASH EQUIVALENTS                                                                   2,423             7,051             3,152

CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                                                 32,845            25,794            22,642
                                                                                      ---------         ---------         ---------

CASH AND CASH EQUIVALENTS,
       END OF YEAR                                                                    $  35,268         $  32,845         $  25,794
                                                                                      =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
       Cash paid during the year for:
         Interest (net of amount capitalized)                                         $ 212,355         $ 197,798         $ 175,515
                                                                                      =========         =========         =========

         Income taxes, net of refunds of $1,449; $546 and $3,682
            in 1997, 1996 and 1995, respectively                                      $  48,639         $  58,492         $  64,204
                                                                                      =========         =========         =========


See notes to consolidated financial statements.                      (Concluded)

PDV AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


1.     SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation - PDV America, Inc. (the "Company") was incorporated on November 14, 1986 and is a wholly-owned subsidiary, effective April 21, 1997, of PDV Holding, Inc. ("PDV Holding"), a Delaware corporation (see below). The Company's ultimate parent is Petroleos de Venezuela, S.A.
       ("PDVSA"), the national oil company of the Republic of Venezuela.

       On April 21, 1997, Propernyn B.V. ("Propernyn"), a Dutch limited liability company whose ultimate parent is PDVSA and which held all of the Company's common stock, contributed its shares of the Company to PDV Holding.

       Description of Business - The Companies (as defined below) manufacture or refine and market quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. CITGO (as defined below) owns and operates two modern, highly complex crude oil refineries (Lake Charles, Louisiana, and Corpus Christi, Texas) and two asphalt refineries (Paulsboro, New Jersey, and Savannah, Georgia) with a combined aggregate rated crude oil refining capacity of 527 thousand barrels per day ("MBPD"), CITGO also owns a minority interest in LYONDELL-CITGO Refining Company Ltd., a limited liability company that owns and operates a refinery in Houston, Texas, with a rated crude oil refining capacity of 265 MBPD. CITGO also operates a 153 MBPD refinery in Lemont, Illinois, owned by PDVMR (as defined below). CITGO's assets also include a 65 percent owned lubricant and wax plant, pipelines and equity interests in pipelines and equity interests in pipeline companies and petroleum storage terminals. Transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located primarily east of the Rocky Mountains. Lubricants are sold to independent marketers, mass marketers and industrial customers and petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States.

       Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (including CITGO Petroleum Corporation ("CITGO") and its wholly-owned subsidiaries, Cit-Con Oil Corporation, which is 65 percent owned and VPHI Midwest, Inc. ("Midwest") and its wholly-owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR") (collectively, the "Companies"). All material intercompany transactions and accounts have been eliminated.

       Prior to May 1, 1997, Midwest had a 50 percent interest in the UNO-VEN Company ("UNO-VEN"), an Illinois general partnership. Beginning May 1, 1997, pursuant to the Partnership Interest Retirement Agreement (Note 9), PDVMR now owns certain UNO-VEN assets, as defined. Accordingly, the consolidated financial statements reflect the equity in earnings of UNO-VEN through April 30, 1997 (see Note 9) and the results of operations of PDVMR on a consolidated basis since May 1, 1997.

       The Companies' investments in affiliates are accounted for by the equity method. The excess of the investments over the equity in the underlying net assets of the affiliates is amortized on a straight-line basis over 40 years, which is based upon the estimated useful lives of the affiliates' assets.

       Estimates, Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       The Companies are sensitive to domestic and international political, legislative, regulatory and legal environments. Significant changes in the prices or availability of crude oil and refined products could have a significant impact on the results of operations for any particular year.

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

       Refined product exchange transactions that do not involve the payment or receipt of cash are not accounted for as purchases or sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the Companies' last-in, first-out ("LIFO") method. Exchanges that are settled through payment or receipt of cash are accounted for as purchases or sales.

       Excise Taxes - The Companies collect excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3.2 billion, $2.7 billion and $2.2 billion were collected from customers and paid to various governmental entities in 1997, 1996 and 1995, respectively. Excise taxes are not included in sales.

       Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid short-term investments and bank deposits with initial maturities of three months or less.

       Restricted Cash - Restricted cash represents highly liquid short-term investments held in trust accounts in accordance with a tax-exempt bond agreement. Funds are released solely for financing environmental facilities as defined in the bond agreements.

       Inventories - Crude oil and refined product inventories are stated at the lower of cost or market and cost is primarily determined using the LIFO inventory method. Materials and supplies are valued primarily using the average cost method.

       Property, Plant and Equipment - Property, plant and equipment is reported at cost, less accumulated depreciation. Depreciation is based upon the estimated useful lives of the related assets using the straight-line method. Depreciable lives are generally as follows: buildings and leaseholds - 10 to 25 years; machinery and equipment - 3 to 25 years; and vehicles - 3 to 10 years.

       Upon disposal or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income.

       The Companies capitalize interest on projects when construction takes considerable time and entails major expenditures. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Capitalized interest totaled $7.8 million, $12 million and $5 million in 1997, 1996 and 1995, respectively.

       The Company periodically evaluates the carrying values of its property, plant and equipment and other long-lived assets for circumstances which may indicate impairment.

       Commodity and Interest Rate Derivatives - The Companies use commodity and financial instrument derivatives to manage defined interest rate and commodity price risks arising out of the Companies' core activities. The Companies have only limited involvement with other derivative financial instruments, and do not use them for trading purposes.

       The Companies enter into petroleum futures contracts, options and other over the counter commodity derivatives, primarily to hedge a portion of the price risk associated with crude oil and refined products. In order for a transaction to qualify for hedge accounting, the Companies require that the item to be hedged exposes the Companies to price risk and that the commodity contract reduces that risk and is designated as a hedge. The high correlation between price movements of a product and the commodity contract in that product is well demonstrated in the petroleum industry and, generally, the Companies rely on those historical relationships and on periodic comparisons of market price changes to price changes of futures and options contracts accounted for as hedges. Gains or losses on contracts which qualify as hedges are recognized when the related inventory is sold or the hedged transaction is consummated. Changes in the market value of commodity derivatives which are not hedges are recorded as gains or losses in the period in which they occur.

       The Companies also enter into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. Premiums paid for purchased interest rate swap and cap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other assets. The interest rate differentials received or paid by the Companies related to these agreements are recognized as adjustments to interest expense over the term of the agreements. Gains or losses on terminated swap agreements are either amortized over the original term of the swap agreement if the hedged borrowings remain in place or are recognized immediately if the hedged borrowings are no longer held.

       Refinery Maintenance - Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to eight years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $57 million, $53 million, and $43 million for 1997, 1996 and 1995, respectively. Ordinary maintenance is expensed as incurred.

       Environmental Expenditures - Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value. Subsequent adjustments to estimates, to the extent required, may be made as more refined information becomes available. Effective January 1, 1997, the Company adopted Statement of Position 96-1 - "Environmental Remediation Liabilities" ("SOP 96-1"). The statement provides guidance on environmental liabilities and disclosures. The adoption of SOP 96-1 did not have a material effect on the consolidated financial position or results of operations of the Company.

       Income Taxes - The Companies account for income taxes using an asset and liability approach, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

       Capital Structure - Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about the Company's capital structure. The adoption of this standard related to disclosure within the financial statements and did not have a material effect on the Company's financial statements.


       Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for the Company's fiscal year ending December 31, 1998. The statement addresses the reporting and display of comprehensive income and its components. The Company does not currently believe the adoption of SFAS No. 130 will result in material differences between comprehensive income and net income.

       Segments - In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending December 31, 1998. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company has not yet determined the full extent of disclosure changes that may result from adoption of SFAS No. 131.

2.     INVESTMENT IN LYONDELL-CITGO REFINING COMPANY LTD.

       LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO") is a Texas limited liability company which owns and operates a 265 thousand barrel per day refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell Petrochemical Company ("Lyondell"), referred to as the owners. CITGO has contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996 with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by a subsidiary of PDVSA under a long-term crude oil supply contract through 2017, and CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract (Note 4).

       CITGO's participation interest in LYONDELL-CITGO increased from 13% at December 31, 1996, to approximately 42% on April 1, 1997, in accordance with agreements between the owners concerning such interest. CITGO has a one-time option for 18 months from April 1, 1997, to increase, for an additional investment, its participation to 50%.

       CITGO loaned $16.5 million to LYONDELL-CITGO during 1997. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets as December 31, 1997. CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                  1997        1996        1995
                                                        (000's Omitted)

Investment at December 31                      $630,060    $604,729    $460,360
Participation interest at December 31                42%         13%         12%
Equity in net income                             44,429       1,254      14,142
Distributions received                           64,734        --          --
Notes receivable                                 16,509        --          --



3.     ACQUISITION OF BUSINESS

       On May 1, 1995, CITGO purchased Cato Oil & Grease Company ("Cato"). Cato is primarily engaged in the manufacture and distribution of lubricants. The results of operations of Cato are included in the accompanying financial statements since the date of acquisition. Pro forma results of operations for this business are not material to the Companies' consolidated statement of income. The total cost of this acquisition was $46.8 million, which was allocated as follows:

       Property, plant and equipment                          $27,000,000
       Inventory                                                8,643,000
       Accounts receivable                                      6,144,000
       Other assets (net)                                       5,018,500
                                                              -----------

                                                              $46,805,500



4.     RELATED PARTY TRANSACTIONS

       CITGO purchases approximately two-thirds of the crude oil processed in CITGO refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements, extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. CITGO purchased $2.9 billion, $2.4 billion, and $1.9 billion of crude oil, feedstocks and other products from wholly-owned subsidiaries of PDVSA in 1997, 1996 and 1995, respectively under these and other purchase agreements.

       The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less (i) certain deemed refining costs adjustable for inflation, (ii) certain actual costs, including transportation charges, import duties and taxes and (iii) a deemed margin, which varies according to the grade of crude oil. Effective January 1,

       1992, the supply agreements with respect to CITGO's Lake Charles, Corpus Christi and Paulsboro refineries were modified to reduce the price levels to be paid by CITGO by a fixed amount per barrel of crude oil purchased from PDVSA. Such reductions were intended to defray CITGO's costs of certain environmental compliance expenditures. This modification resulted in a decrease in the cost of crude oil purchased under these agreements of approximately $70 million per year for the years 1992 through 1994 as compared to the amount that would otherwise have been payable thereunder. This modification was to expire at December 31, 1996; however, in the third quarter of 1995, PDVSA and CITGO agreed to adjust this modification so that the 1992 fixed amount per barrel would be reduced and the adjusted modification would not expire until December 31, 1999. The impact of this adjustment was an increase in crude cost of $44 million for 1996 and $22 million for 1995, over what would otherwise have been payable under the original 1992 modification. The effect of the adjustments to the original modifications reduced the price of crude oil purchased from PDVSA under these agreements by $25 million in 1997 and it is anticipated by management that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by $25 million per year in 1998 and 1999, in each case without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the then current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements. At December 31, 1997 and 1996, $138 million and $237 million, respectively, were included in payables to affiliates as a result of these transactions.

       CITGO also purchases refined products from various other affiliates including LYONDELL-CITGO, PDVMR and Chalmette under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $1.9 billion, $1.6 billion, and $1.4 billion for 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, $59 million and $38 million, respectively, were included in payables to affiliates as a result of these transactions.

       CITGO had refined product, feedstock, and other product sales of $221 million, $190 million and $210 million to affiliates in 1997, 1996 and 1995, respectively. The Company also sold crude oil to affiliates of $3 million, $64 million and $32 million in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, $23 million and $28 million, respectively, were included in due from affiliates as a result of these and related transactions.

       Pursuant to the Refinery Agreement with PDVMR (Note 9), on May 1, 1997, CITGO has been appointed operator of the Lemont refinery. The term of the agreement is 60 months and shall be automatically renewed for periods of 12 months (subject to early termination as provided in the agreement). CITGO employed the substantial majority of employees previously employed by UNO-VEN and, as a result, CITGO assumed a liability for post retirement benefits other than pensions of $27 million related to those employees.

       PDVMR is party to a Contract For Purchase and Sale Of Crude Oil dated April 23, 1997, with Maraven S.A. ("Maraven"), a corporation organized and existing, at the date of the contract, under the laws of the Republic of Venezuela, and CITGO. In accordance with the contract, Maraven (or its successor) is obligated to provide a base volume of up to 100,000 barrels per day of Venezuelan crude, and CITGO as operator is responsible for administering the purchase of additional volumes of crude for the refinery. The Venezuelan crude is priced in accordance with a formula based upon posted crude prices less a quality differential. Maraven (or its successor), CITGO and PDVMR can change the amount and type of crude supplied in order to capture additional economic opportunities. The term of the agreement is sixty months with renewal periods of twelve months.

       During 1995, the Company entered into a service agreement with PDVSA to provide financial and foreign agency services. Income from these services was $0.9 million, $0.3 million and $1.3 million in 1997, 1996 and 1995, respectively.

       Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 15.

       The notes receivable from PDVSA are unsecured and are comprised of $250 million of 7.35% notes maturing on August 1, 1998, $250 million of 7.75% notes maturing on August 1, 2000, and $500 million of 7.995% notes maturing on August 1, 2003. Interest on these notes is payable semiannually by PDVSA to the Company on February 1 and August 1 of each year, less one business day. For each of the years ended December 31, 1997, 1996 and 1995, approximately $78 million of interest income is attributable to such notes with $32 million included in due from affiliates at December 31, 1997 and 1996. Due to the related party nature of these notes receivable, it is not practicable to estimate their fair value.

       An affiliate of PDVSA entered into an agreement to acquire a 50 percent equity interest in a refinery in Chalmette, Louisiana ("Chalmette") in October 1997 and has assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1998. CITGO exercised this option on November 1, 1997, and is acquiring approximately 80 thousand barrels per day of refined products from the refinery, approximately one-half of which is gasoline.

5.     ACCOUNTS RECEIVABLE

                                                                      1997                       1996
                                                                                (000's Omitted)

       Trade                                                    $     580,247               $     770,069
       Credit card                                                     45,896                     203,329
       Other                                                           65,374                      48,406
                                                                -------------               -------------

                                                                      691,517                   1,021,804

       Less allowance for uncollectible accounts                      (25,253)                    (17,706)
                                                                -------------               -------------

                                                                $     666,264               $   1,004,098
                                                                =============               =============



       Sales are made primarily on account, based on pre-approved unsecured credit terms established by management, except sales to airlines, which are made primarily on a prepaid basis. CITGO also has a proprietary credit card program and a Companion VISA bank card program, which allow retail consumers to purchase fuel and convenience items at CITGO branded outlets. Allowances for uncollectible accounts are established based on several factors, which include, but are not limited to, analysis of specific customers, historical trends, current economic conditions and other information.

       Effective June 27, 1997 and November 19, 1997, the Company established two new limited purpose subsidiaries, CITGO Funding Corporation and CITGO Funding Corporation II, which entered into agreements to sell, on an ongoing basis and without recourse, up to a maximum of $125 million of trade accounts receivable and $150 million of credit card receivables at any one point in time. These agreements have a minimum term of one year expiring in June 1998 and November 1998, respectively, and are renewable for successive one year terms by mutual agreement. Fees and expenses related to the agreements were recorded as Other Expense and were $5.8 million for the year ended December 31, 1997. Proceeds of approximately $275 million from the initial sales were used primarily to make payments on the Company's revolving bank loan.

6.     INVENTORIES

                                                 1997             1996
                                                     (000's Omitted)

        Refined product                       $  734,261      $  616,527
        Crude oil                                196,349         165,564
        Materials and supplies                    69,888          51,100
                                              ----------      ----------

                                              $1,000,498      $  833,191
                                              ==========      ==========


       At December 31, 1997, replacement costs approximated LIFO carrying values. As of December 31, 1996, replacement costs exceeded LIFO carrying values by approximately $294 million.

7.     PROPERTY, PLANT AND EQUIPMENT

                                                             1997        1996
                                                             (000's Omitted)

        Land                                             $  153,448   $  113,158
        Building                                            512,012      440,175
        Machinery and equipment                           3,350,957    2,420,803
        Vehicles                                             47,952       42,977
        Construction in process                             135,406      373,006
                                                         ----------   ----------

                                                          4,199,775    3,391,119
                                                         ----------   ----------

        Less accumulated depreciation and amortization      771,792      604,178
                                                         ----------   ----------
                                                         $3,427,983   $2,786,941
                                                         ==========   ==========

       Depreciation expense for 1997, 1996 and 1995 was $178 million, $136 million and $122 million, respectively.

       In 1997, CITGO incurred property damages from a fire at the Company's Corpus Christi, Texas refinery (Note 14). As a result, CITGO capitalized $14.5 million of replacement machinery and equipment. Other income (expense) included $9.4 million of insurance recoveries related to this event.

       Other income (expense) includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $14 million, $2 million and $4 million in 1997, 1996, and 1995, respectively.

8.     CITGO'S INVESTMENTS IN AFFILIATES

       In addition to LYONDELL-CITGO (Note 2), CITGO's investments in affiliates consist of equity interests of 6.8 to 50 percent in joint interest pipelines and terminals, including a 13.98 percent interest in Colonial Pipeline Company; a 49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49 percent partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded CITGO's equity in the underlying net assets by approximately $155 million and $160 million at December 31, 1997 and 1996, respectively.

       Due to various financing and capital transactions and net losses, at December 31, 1997 and 1996, NISCO has a partnership deficit. At December 31, 1997 and 1996, CITGO's share of this deficit, as a general partner, was $49.6 million and $47 million, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

       Information on CITGO's investments, including LYONDELL-CITGO, follows:

                                                                  1997      1996       1995
                                                                       (000's Omitted)

        Investments in affiliates (excluding NISCO)            $813,923   $790,576   $650,360
        Equity in net income of affiliates                       64,460     21,481     33,530
        Dividends and distributions received from affiliates     91,742     31,157     29,040


       Selected financial information provided by the affiliates is summarized as follows:


                                                                  1997      1996       1995
                                                                       (000's Omitted)

        Summary of financial position:
          Current assets                                     $  511,848   $  543,692   $  547,479
          Noncurrent assets                                   2,830,568    2,859,091    2,345,695
          Current liabilities                                   627,296      697,046      596,723
          Noncurrent liabilities                              2,025,709    1,999,276    1,659,729
        Summary of operating results:
          Revenues                                           $4,076,429   $4,158,684   $3,900,653
          Gross profit                                          628,559      475,227      574,103
          Net income                                            371,006      242,434      344,817

9.     DISTRIBUTION OF UNO-VEN ASSETS

       Since 1989, the Company through various subsidiary's had a 50% interest in UNO-VEN. On May 1, 1997 pursuant to a Partnership Interest Retirement Agreement, PDV America and Union Oil Company of California ("UNOCAL") transferred certain assets and liabilities of UNO-VEN to PDVMR, a subsidiary of the Company, as a result of the liquidation of the Company's 50% ownership interest in UNO-VEN .The assets included a 153 thousand barrel per day refinery in Lemont, Illinois, as well as eleven product distribution terminals and 89 retail sites located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery (Note 4).

       In connection with the transaction, the Company received a capital contribution of $250,000,000 from PDV Holding, the Company's parent. This contribution was used, in part, to pay off UNO-VEN's senior notes and to provide working capital.

       The transaction, for accounting purposes, has been treated as a purchase and, accordingly, the allocation of fair values to the underlying assets and liabilities acquired is based upon management's estimates and appraisals. Pro forma results of operations for this acquisition were not material.

       The allocation of the Company's basis in the partnership and the acquisition cost was as follows:

                                                           (000's Omitted)

        Accounts receivable                                   $  26,300
        Inventory                                                72,200
        Property, plant and equipment                           576,800
        Investment in The Needle Coker Company                   28,800
        Other assets                                             35,300
        Working capital facility with bank                      (13,000)
        Other current liabilities                              (257,600)
        Long-term debt                                         (154,900)
        Other noncurrent liabilities                            (68,700)
                                                              ---------

        PDVMR's equity                                        $ 245,200
                                                              =========



       Information with respect to UNO-VEN for the four months ended April 30, 1997 and as of and for the years ended December 31, 1996 and 1995 is as follows:

                                                 1997      1996       1995
                                                      (000's Omitted)

        Investment in UNO-VEN                      N/A   $249,949   $231,600
        Equity in net income                  $    450     23,425     14,600
        Distributions received from UNO-VEN      5,194      5,076       --

       Financial information of UNO-VEN is as follows:

                                            1997        1996         1995
                                                   (000's Omitted)

       Summary of financial position:
         Current assets                     N/A     $  360,900   $  319,800
         Noncurrent assets                  N/A        562,700      570,100
         Current liabilities                N/A        265,800      259,600
         Noncurrent liabilities             N/A        158,000      167,100

       Summary of operating results:
         Revenues                       $ 567,500   $1,663,277   $1,352,100
         Gross profit                      37,400      150,000      139,000
         Net income                           900       46,890       29,200


       Under a long-term crude oil supply agreement, terminated by UNO-VEN's liquidation, and vessel transportation contracts, UNO-VEN purchased $964 million and $684 million of crude oil from a wholly-owned subsidiary of PDVSA in 1996 and 1995, respectively. The terms and pricing formulas were similar to the Company's subsidiaries' crude oil supply agreements (see
       Note 4).

       UNO-VEN bought and sold refined products from/to Unocal. Agreements underlying these transactions defined the obligations and responsibilities of the parties. Pricing was in accordance with formulas based, in part, upon market-related prices of finished products. UNO-VEN also had a number of agreements with Unocal covering certain marketing, administrative, and technical functions.

10.    SHORT-TERM BANK LOANS

       As of December 31, 1997, CITGO has established $215 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the Federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 1997, 1996 and 1995 were 5.9 percent, 5.7 percent and 6.2 percent, respectively. CITGO had $3 million and $53 million of borrowings outstanding under these facilities at December 31, 1997 and 1996, respectively.

11.    LONG-TERM DEBT

                                                                                          1997             1996
                                                                                             (000's Omitted)
Senior notes:
    7.25% Senior Notes $250 million face amount due 1998                             $   249,859     $   249,631
    7.75% Senior Notes $250 million face amount due 2000                                 250,000         250,000
    7.875% Senior Notes $500 million face amount due 2003                                497,330         496,967

Shelf registration:
    7.875% Senior Notes $200 million face amount due 2006                                199,745         199,715

Revolving bank loans:
    Bank of America                                                                      135,000         350,000
    Various Banks                                                                        122,000            --

Term bank loan                                                                            58,823          88,235

Private Placement:
    8.75% Series A Senior Notes due 1998                                                  18,750          37,500
    9.03% Series B Senior Notes due 2001                                                 114,286         142,857
    9.30% Series C Senior Notes due 2006                                                 102,273         113,637

Master Shelf Agreement:
    8.55% Senior Notes due 2002                                                           25,000          25,000
    8.68% Senior Notes due 2003                                                           50,000          50,000
    7.29% Senior Notes due 2004                                                           20,000          20,000
    8.59% Senior Notes due 2006                                                           40,000          40,000
    8.94% Senior Notes due 2007                                                           50,000          50,000
    7.17% Senior Notes due 2008                                                           25,000          25,000
    7.22% Senior Notes due 2009                                                           50,000          50,000

Tax Exempt Bonds:
    Pollution control revenue bonds due 2004                                              15,800          15,800
    Port facilities revenue bonds due 2007                                                11,800          11,800
    Louisiana wastewater facility revenue bonds due 2023                                   3,020           3,020
    Louisiana wastewater facility revenue bonds due 2024                                  20,000          20,000
    Louisiana wastewater facility revenue bonds due 2025                                  40,700          40,700
    Gulf Coast solid waste facility revenue bonds due 2025                                50,000          50,000
    Gulf Coast solid waste facility revenue bonds due 2026                                50,000          50,000
    Port of Corpus Christi sewage and solid waste disposal revenue bonds due 2026         25,000          25,000
    Louisiana wastewater facility revenue bonds due 2026                                   2,000            --
    Pollution control bonds due 2008                                                      19,850            --

Taxable Louisiana wastewater facility revenue bonds due 2026                             118,000         120,000

Citi-Con bank credit agreement                                                            28,571          35,714
                                                                                     -----------     -----------

                                                                                       2,392,807       2,560,576
       Less current portion of long-term debt                                           (345,099)        (95,240)
                                                                                     -----------     -----------

                                                                                     $ 2,047,708     $ 2,465,336
                                                                                     ===========     ===========


       In August 1993, the Company issued $1 billion principal amount of Senior Notes (the "Senior Notes") with interest rates ranging from 7.25 to 7.875 percent with due dates ranging from 1998 to 2003. Interest on the Senior Notes is payable semiannually, commencing February 1, 1994. The Senior Notes represent senior unsecured indebtedness of the Company, and are structurally subordinated to the liabilities of the Company's subsidiaries. The Senior Notes are guaranteed by Propernyn and PDVSA. The Senior Notes contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional debt, to pay dividends, place liens on property, and sell certain assets. The Company was in compliance with the debt covenants at December 31, 1997.

       In April 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, CITGO entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by CITGO under the shelf registration.

       CITGO's credit agreement with various banks consists of a $125 million term loan and a $675 million revolving loan. The term loan is unsecured, has various interest rate options (year-end rate of 6.6 percent and 6.8 percent at December 31, 1997 and 1996, respectively) and principal amounts are payable in quarterly installments. The revolving loan is unsecured, has various borrowing maturities and interest rate options (year-end rate of 6.9 percent and 6.7 percent at December 31, 1997 and 1996, respectively), and is committed through December 31, 1999.

       PDVMR has a revolving credit facility with a consortium of banks which is committed through April 28, 2002 and allows for borrowings up to $125 million at various interest rates. Inventories and accounts receivable of PDVMR are pledged as collateral. The facility contains certain covenants that impose limitations on the PDVMR for paying distributions, incurring additional debt, placing liens on property, making loans, and modifying or terminating certain supplies and operating agreements (Note 4). PDVMR was in compliance with these covenants at December 31, 1997. The interest rate at December 31, 1997 was 6.72%.

       At December 31, 1997, CITGO has outstanding approximately $235 million of privately placed, unsecured Senior Notes (the "Notes"). Principal amounts are payable in annual installments commencing in November 1995 for the Series A and Series B Notes and November 1996 for the Series C Notes. Interest is payable semiannually in May and November.

       At December 31, 1997, CITGO has outstanding $260 million of privately placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

       The various agreements above contain certain covenants that, depending upon the level of the Companies' capitalization and earnings, could impose limitations on the Companies for paying dividends, incurring additional debt, placing liens on property, and selling fixed assets. The Companies were in compliance with the debt covenants at December 31, 1997.

       Through state entities, CITGO has issued $27.6 million of industrial development bonds for certain Lake Charles, Louisiana port facilities and pollution control equipment and $190.7 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles, Louisiana and Corpus Christi, Texas refineries and at the LYONDELL-CITGO refinery. These bonds are secured by letters of credit. The bonds bear interest at various floating rates which ranged from 3.7 percent to 3.9 percent at December 31, 1997, and 4.1 percent to 5.1 percent at December 31, 1996.

       During 1995, CITGO repurchased approximately $47 million of the Louisiana Revenue Bonds due in 2023 at a discount, resulting in an extraordinary gain of approximately $3.4 million, net of related income taxes of approximately $2.2 million.

       Through a state entity, CITGO has issued and currently outstanding $118 million of taxable environmental revenue bonds to finance a portion of CITGO's environmental facilities at its Lake Charles, Louisiana refinery. Such bonds are secured by a letter of credit and have a floating interest rate which was 5.8 percent and 5.5 percent at December 31, 1997 and 1996, respectively. At the option of CITGO and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. At December 31, 1997, $2 million of the original $ 120 million had been converted to tax-exempt bonds.

       PDVMR has non-taxable variable rate pollution control bonds, with interest, currently paid monthly. The bonds have one payment at maturity in the year 2008 to retire the principal, and principal and interest payments are guaranteed by a $20.3 million letter of credit. An interest rate swap agreement, based upon a notional amount of $19.9 million fixes the variable rate at 5.36 percent until October 26, 1998.

       The Cit-Con bank credit agreement consists of a term loan collateralized by throughput agreements of the owner companies. The loan contains various interest rate options (weighted average effective rates of 6.5 percent and 6.3 percent at December 31, 1997 and 1996, respectively), and requires quarterly principal payments through December 2001.

       Future maturities of long-term debt as of December 31, 1997 are:
       1998-$345.1 million; 1999-$211.5 million; 2000-$297.1 million; 2001-$47.1 million; 2002-$158.4 million; and $1,333.6 million thereafter.

       The Company has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

       CITGO's interest rate swap agreements:

                                                                           Notional Principal Amount
                                 Expiration              Fixed Rate         1997               1996
       Variable Rate Index          Date                    Paid                (000's Omitted)


       One-month LIBOR           September 1998           4.85%           $ 25,000           $ 25,000
       One-month LIBOR           November 1998            5.09              25,000             25,000
       One-month LIBOR           May 2000                 6.28              25,000             25,000
       J.J. Kenny                May 2000                 4.72              25,000             25,000
       J.J. Kenny                February 2005            5.30              12,000             12,000
       J.J. Kenny                February 2005            5.27              15,000             15,000
       J.J. Kenny                February 2005            5.49              15,000             15,000
                                                                          --------           --------
                                                                          $142,000           $142,000
                                                                          ========           ========

PDVMR's interest rate swap agreements:

                                                                                          Notional Principal Amount
                                         Expiration              Fixed Rate                         1997
                                            Date                    Paid
Variable Rate Index                                                                            (000's Omitted)

J.J. Kenny                         October 26, 1998                5.36%                         $ 19,850
                                                                                                 ========


       Interest expense includes $0.8 million, $1.1 million, and $0.1 million in 1997, 1996 and 1995, respectively, related to interest paid on these agreements. During 1995, CITGO converted $25 million of variable rate debt to fixed rate borrowings and terminated the interest rate swap agreement matched to the variable rate debt. Other income in 1995 includes a $2.4 million gain related to the termination of this interest rate swap agreement.

12.    EMPLOYEE BENEFIT PLANS

       Employee Savings - CITGO sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and CITGO makes contributions, including matching of employee contributions, based on plan provisions. CITGO charged $19 million, $16 million and $16 million to operations related to its contributions to these plans in 1997, 1996 and 1995, respectively.

       Pension Benefits - CITGO sponsors three qualified noncontributory defined benefit pension plans, two of which cover eligible hourly employees and one of which covers eligible salaried employees. CITGO also sponsors three nonqualified defined benefit plans for certain eligible employees. The qualified plans' assets include corporate securities, a fixed income mutual fund, two collective funds and a short-term investment fund. The nonqualified plans are not funded.

       CITGO's policy is to fund the qualified pension plans in accordance with applicable laws and regulations and not to exceed the tax deductible limits. The nonqualified plans are funded as necessary to pay retiree benefits. The plan benefits for each of the qualified pension plans are primarily based on an employee's years of plan service and compensation as defined by each plan.

       The Company's net periodic pension costs for these plans included the following components:

                                                        1997          1996          1995
                                                                 (000's Omitted)

       Service cost-benefits earned during the year     $ 15,759     $ 13,356     $ 11,498
       Interest cost on projected benefit obligation      14,246       12,787       11,496
       Actual return on plan assets                      (42,727)     (24,645)     (34,784)
       Net amortization and deferral                      25,818       10,068       23,777
                                                        --------     --------     --------

       Net periodic pension cost                        $ 13,096     $ 11,566     $ 11,987
                                                        ========     ========     ========

       The following table summarizes the funded status of these plans and the related amounts recognized in the Company's consolidated financial statements:


                                                                1997                        1996

                                                        Overfunded   Underfunded    Overfunded    Underfunded
                                                        Qualified    Nonqualified   Qualified     Nonqualified
                                                          Plans         Plans         Plans           Plans
                                                              (000's Omitted)             (000's Omitted)

       Plan assets at fair value                         $ 221,261     $    --       $ 184,236     $    --
                                                         ---------     ---------     ---------     ---------
       Actuarial present value of benefit obligation:
        Vested benefits                                   (137,532)      (15,910)     (114,259)      (13,643)
        Nonvested benefits                                 (21,647)          (68)      (18,569)          (85)
                                                         ---------     ---------     ---------     ---------

       Accumulated benefit obligation                     (159,179)      (15,978)     (132,828)      (13,728)
       Effect of projected long-term compensation
        increases                                          (58,121)         (208)      (46,140)         (380)
                                                          ---------     ---------     ---------     ---------

       Total projected benefit obligation ("PBO")
                                                          (217,300)      (16,186)     (178,968)      (14,108)
                                                         ---------     ---------     ---------     ---------
       Plan assets in excess of (less than) PBO          $   3,961     $ (16,186)    $   5,268     $ (14,108)
                                                         =========     =========     =========     =========

       Pension liability recognized in the
       consolidated balance sheets                       $ (37,976)    $ (15,978)    $ (27,974)    $ (13,728)

       Amounts not recognized:
        Prior service costs                                  1,533        (1,719)        1,731        (1,956)
        Net gain at date of adoption                         1,548          --           1,816          --
        Net amount resulting from plan experience
          and net changes in actuarial assumptions          38,856        (2,607)       29,695        (1,582)
       Additional minimum liability
                                                              --           4,118          --           3,158
                                                         ---------     ---------     ---------     ---------
       Funded (underfunded) status as of year end        $   3,961     $ (16,186)    $   5,268     $ (14,108)
                                                         =========     =========     =========     =========


       The underfunded plans relate to the plans in which assets at fair value are exceeded by the accumulated benefit obligation.

       Following are the significant assumptions used in determining the costs and funded status of these plans:

                                                                                          1997            1996            1995
       Discount rate:
          Pension costs                                                                    7.5%            7.5%            8.0%
          Benefit obligations                                                              7.0             7.5             7.5
       Rate of long-term compensation increase:
          Pension costs                                                                    5.0             5.0             5.0
          Benefit obligations                                                              5.0             5.0             5.0
       Expected long-term rate of return on assets                                         9.0             8.5             8.5


       Postretirement Benefits Other Than Pensions - In addition to pension benefits, the Companies also provide certain health care and life insurance benefits for eligible salaried and hourly employees at retirement. These benefits, which accrue during the period an employee provides services, are subject to deductibles, copayment provisions and other limitations and are primarily funded on a pay-as-you-go basis. The Company reserves the right to change or to terminate the benefits at any time.

       The following sets forth the funded status of the accumulated postretirement benefit obligation reconciled with amounts reported in the Company's consolidated balance sheet:

                                                                                                  1997               1996
                                                                                                     (000's Omitted)
       Accumulated postretirement benefit obligation ("APBO"):
           Retirees                                                                         $   60,958         $   45,793
           Fully eligible active employees                                                      45,533             38,955
           Other active employees
                                                                                                73,915             64,402
                                                                                            ----------         ----------
           Total APBO                                                                          180,406            149,150
       Trust assets at fair value
                                                                                                   889                843
                                                                                               -------            -------
       APBO in excess of trust assets                                                          179,517            148,307
       Plus unrecognized net gain
                                                                                                23,948             38,763
                                                                                            ----------         ----------
       Postretirement benefit liability recognized in the consolidated balance sheets includes $3.7 million in other current
           liabilities at December 31, 1997 and 1996, respectively                         $   203,465        $   187,070
                                                                                           ===========        ===========

       The Company's net periodic postretirement benefit cost (credit) included the following components:

                                                                                 1997               1996               1995
                                                                                            (000's Omitted)
       Service cost - benefits earned during the year                       $   6,786           $  7,047           $  5,819
       Interest cost on APBO                                                   12,359             11,982             12,089
       Actual return on trust assets                                              (47)               (50)               (43)
       Other - amortization of unrecognized net gain
                                                                              (27,581)              -               (21,603)
                                                                            ---------          ---------          ---------
       Net periodic postretirement benefit cost (credit)                    $  (8,483)         $  18,979          $  (3,738)
                                                                            =========          =========          =========


       The amortization of unrecognized net gain (or loss) is due to changes in the APBO resulting from experience different from that assumed and from changes in assumptions. Gains (or losses) are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5 percent of the APBO. Increases in the per capita costs of covered health care benefits of 8.0 percent, 10.0 percent and 11.0 percent were assumed for 1997, 1996 and 1995, respectively, gradually decreasing to a 5.5 percent ultimate rate by the year 2002. Increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $32.4 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 by $4.0 million. Discount rates of 7.5 percent, 7.5 percent and 8.0 percent for 1997, 1996 and 1995, respectively, were used to determine the net periodic postretirement cost. Discount rates of 7.0 percent and 7.5 percent for 1997 and 1996, respectively were used to determine the accumulated postretirement benefit obligation.

       Employee Separation Programs - During 1997, CITGO's senior management implemented a Transformation Program designed to ensure that numerous expense control, business information systems and business efficiency initiatives underway are effectively coordinated to achieve desired results. Included in this program are reviews of CITGO's business units, assets, strategies, and business processes. These combined actions include expected personnel reductions (the "Separation Programs"). The cost of the Separation Programs is approximately $22 million for the year ended December 31, 1997.

       In accordance with the transfer of UNO-VEN's assets to PDVMR (Note 9), PDVMR assumed the responsibility for UNO-VEN's pension plans, which include both a qualified and a nonqualified plan which were frozen at their current levels on April 30, 1997. The plans cover former UNO-VEN employees who were eligible for participation in the plans as of April 30, 1997. At December 31, 1997, plan assets consisted of equity securities, bonds and cash.

       Pension costs for the period May 1, 1997 to December 31, 1997 for the plans include the following components:

                                                                                          Qualified        Nonqualified
                                                                                            Plans             Plans
                                                                                                (000's Omitted)

       Interest cost on projected benefit obligation                                     $     2,800       $      100
       Actual return on plan assets                                                           (8,400)             -
       Net amortization and deferral                                                           4,700              -
                                                                                         -----------           ------

       Net periodic pension (benefit) cost                                               $      (900)      $      100
                                                                                         ===========       ==========

       The following table shows the plans' funded position at December 31, 1997:

                                                                                   Qualified         Nonqualified
                                                                                     Plans               Plans
                                                                                          (000's Omitted)

       Plan assets at fair value                                                  $      65,800   $        -
       Projected benefit obligations                                                    (60,200)          (800)
       Unrecognized net losses                                                          -                  100
                                                                                  -------------   ------------

       Pension asset (accrued pension costs) recognized in the balance sheet      $       5,600   $       (700)
                                                                                  =============   ============


       The assumed rates used to measure the plans' projected benefit obligations and the expected earnings of the plans' assets were as follow:

       Discount rate                                                        7.0%
       Expected long-term rate of return on assets                          9.5%

13.    INCOME TAXES

       The provisions for income taxes are comprised of the following:

                                                                           1997               1996               1995
                                                                           ----               ----               ----
                                                                                         (000's Omitted)
        Current:
          Federal                                                        $   24,369          $  69,698          $  60,152
          State                                                                (346)              2,901              5,067
                                                                         ----------          ----------         ----------

                                                                             24,023             72,599             65,219

        Deferred                                                             82,145              5,159             18,777
                                                                         ----------         ----------          ---------

                                                                         $  106,168          $  77,758          $  83,996
                                                                         ==========          =========          =========



       The Federal statutory tax rate differs from the effective rate due to the following:

                                                                                 1997           1996          1995

       Federal statutory tax rate                                               35.0%          35.0%         35.0%
       State taxes, net of Federal benefit                                        2.7            3.2           3.4
       Dividend exclusions                                                      (2.3)          (3.5)         (3.2)
       Tax settlement                                                           (4.9)            -              -
       Other                                                                      1.2            1.3           1.9
                                                                            ---------       --------        ------

       Effective tax rate                                                        31.7%          36.0%         37.1%
                                                                            =========          =====         =====



       The effective tax rate during 1997 decreased due primarily to the favorable resolution of a significant tax issue, related to environmental expenditures, with the IRS in 1997. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that will more likely then not expire in 1998.

       Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1997 and 1996 are as follows:

                                                                                              December 31,
                                                                                     1997                      1996
                                                                                            (000's Omitted)

       Deferred tax liabilities:
              Property, plant and equipment                                      $  546,726                 $466,889
              Inventories                                                            88,079                   70,420
              Investments in affiliates                                              93,201                   70,368
              Other                                                                  47,082                   30,513
                                                                                   --------                 --------

                                                                                    775,088                  638,190
                                                                                    -------                  -------
       Deferred tax assets:
              Postretirement benefit obligations                                     72,412                   77,905
              Marketing and promotional accruals                                     19,139                   23,236
              Employee benefit accruals                                              34,229                   30,027
              Alternative minimum tax credit carryforward                            74,117                   59,543
              Other                                                                  91,940                   60,762
                                                                                    -------                  -------

                                                                                    291,837                  251,473
                                                                                    -------                  -------

              Net deferred tax liability (of which $4,476 and
              $13,051 is included in prepaid expenses and other
              at December 31, 1997 and 1996, respectively)                        $ 483,251                $ 386,717
                                                                                  =========                =========


       The Company's alternative minimum tax credit carryforwards are available to offset regular Federal income taxes in future years without expiration, subject to certain alternative minimum tax limitations.

       At December 31, 1997, the Company has capital loss carryforwards of $
       13.8 million, $ 9.6 million of which expire in 1998, $0.4 million of which expire in 2000, $2.3 million of which expire in 2001 and $1.5 million which expire in 2002. At December 31, 1997, a valuation allowance of $1.4 million has been established related to this carryforward.

14.    COMMITMENTS AND CONTINGENCIES

       Litigation and Injury Claims - Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. The Companies are vigorously contesting or pursuing, as applicable, such lawsuits and claims and believes that its positions are sustainable. The Companies have recorded accruals for losses it considers to be probable and reasonably estimable. However, due to the uncertainties involved in litigation, there are cases, including the significant matters noted below, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts in excess of the Companies' accruals, it is reasonably possible that such determinations could have a material adverse effect on the Companies results of operations in a given reporting period. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Companies, management of the Companies believes that the ultimate resolution of these lawsuits and claims would not exceed, by a material amount, the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Companies and, therefore, should not have a material adverse effect on the Companies' financial condition, results of operations or liquidity.

       Included among these lawsuits and claims is litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles refining complex; the plaintiffs seek injunctive relief and monetary damages and have appealed the Court's denial of class certification; the initial trials relating to this litigation are not currently included in the trial docket.

       In a case currently pending in the United States District Court for the Northern District of Illinois, Oil Chemical and Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against UNO-VEN to assert claims against CITGO, PDVSA, the Company, PDVMR and UNOCAL pursuant to
       Section 301 of the Labor Management Relations Act ("LMRA"). This complaint alleges that CITGO and the other defendants constitute a single employer, joint employers or alter-egos for purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois, petroleum refinery. On May 1, 1997, in a transaction involving the former partners of UNO-VEN, the Lemont refinery was transferred to PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial employment terms, but did not assume the existing labor agreement. The union seeks compensation for monetary differences in medical, pension and other benefits between the CITGO and UNO-VEN plans and reinstatement of all of the UNO-VEN benefit plans. The union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the union and UNO-VEN. As an alternative claim against all defendants but CITGO, the union alleges that if the labor agreement is not binding on CITGO, there was a violation of the Federal Workers Adjustment Retraining and Notification Act by failure to give 60 days written notice of termination to approximately 400 UNO-VEN employees; this would allegedly entitle such workers to 60 days pay and benefits, which is estimated to be approximately $6 million.

       PDVMR and PDV America, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including the preceding two matters.

       On May 12, 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and were returned to full service in early August 1997. CITGO has property damage and business interruption insurance which related to this event. As a result, the property damage and business interruption did not have a material adverse effect on the Companies' financial condition or results of operations. There are presently five lawsuits against CITGO pending in federal and state courts in Corpus Christi, Texas, alleging property damage, personal injury and punitive damages allegedly arising from the incident and other similar lawsuits have been threatened. Approximately 6,000 individual claims have been received by the Company allegedly arising from the incident.

       Additionally, there is a class action lawsuit pending against CITGO and other operators and owners of nearby industrial facilities which was filed in state court in Corpus Christi, Texas, in 1993 on behalf of property owners in the vicinity of these facilities. The certification of this case as a class action in 1995 was appealed by CITGO and other parties. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of CITGO's Corpus Christi refinery and the respective industrial facilities of the other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time. In 1997 CITGO signed an agreement to settle the property damage class action lawsuit for approximately $17.3 million, which included the purchase of approximately 290 properties in an adjacent neighborhood. Of this amount, $15.7 million was expensed in 1997.

       CITGO submitted a settlement proposal to the court. The court appointed a guardian to review the proposed settlement terms. Subsequently, the Texas Supreme Court decided to hear CITGO's appeal of the trial court's class certification order. This decision raised questions as to whether the trial court had authority to proceed with the settlement. Additionally, the trial court sought to impose additional conditions upon the settlement, which were unacceptable to CITGO. For these reasons, CITGO opposed the approval and enforcement of the settlement agreement as proposed to be revised, and enforcement has now been stayed pending a ruling by the Texas Supreme Court. If the settlement agreement is enforced, CITGO could be liable for the full settlement amount of $17.3 million. CITGO is pursuing an independent program to purchase the properties which were the subject of the purchase provision of the settlement agreement.

       In June 1997, CITGO settled litigation with a contractor who had claimed additional compensation for sludge removal and treatment at CITGO's Lake Charles, Louisiana, refinery. The settlement did not have a material effect on CITGO's financial position or results of operations. CITGO believes that it has no further exposures to losses related to this matter.

       Environmental Compliance and Remediation - The Companies are subject to various federal, state and local environmental laws and regulations which may require the Companies to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Companies or other parties. Management believes the Companies are in compliance with these laws and regulations in all material respects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

       In 1992, CITGO reached an agreement with a state agency to cease usage of certain surface impoundments at CITGO's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and a former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to a state agency revising the 1993 closure plan. A ruling on this proposal is expected in 1998 and actual closure is expected to be completed during 2000.

       In 1992, an agreement was reached between CITGO and a former owner concerning a number of environmental issues. The agreement consisted, in part, of payments to CITGO totaling $46 million.

       The former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

       At December 31, 1997 and 1996 the Companies had $58 million and $56 million, respectively, of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions and other environmental-related matters, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various Companies' sites including, but not limited to, the Companies' operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

       Capital Expenditures - The Company's anticipated capital expenditures, excluding CITGO's investments in LYONDELL-CITGO, for the five-year period 1998 to the year 2002 total approximately $1.6 billion (unaudited). The expenditures include environmental and regulatory capital projects as well as strategic capital expenditures. At December 31, 1997, authorized expenditures on incomplete capital projects totaled approximately $173.3 million.

       Supply Agreements - CITGO purchases the crude oil processed at its refineries and also purchases refined products to supplement the production from its refineries to meet market demands and resolve logistical issues. In addition to supply agreements with various affiliates (Note 4), CITGO has various other crude oil, refined product and feedstock purchase agreements with unaffiliated entities with terms ranging from monthly to annual renewal. CITGO believes these sources of supply are reliable and adequate for its current requirements.

       Throughput Agreements - CITGO has throughput agreements with certain pipeline affiliates (Note 8). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, CITGO may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. CITGO currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 1997, CITGO has no fixed and determinable, unconditional purchase obligations under these agreements.

       Marine Spill Response Arrangements - During the third quarter of 1995 CITGO entered into a contract with National Response Corporation for marine oil removal services capability and terminated its relationship with the previous provider of that service. CITGO paid a cancellation fee of approximately $16 million, which is included in cost of sales and operating expenses in 1995.

       Commodity Derivative Activity - The Companies' commodity derivatives are generally entered into through major brokerage houses and traded on national exchanges and although usually settled in cash, can be settled through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to price movements of crude oil and refined products. Resulting gains or losses, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. The Companies' derivative commodity activity is closely monitored by management and contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1997 and 1996 and the effects on cost of sales and pretax earnings for 1997, 1996 and 1995 were not material. At times during 1996 and 1995, the Companies entered into commodity derivatives activities that were not related to the hedging program discussed above. This activity and its results were not material in 1996 or 1995. There was no such activity in 1997.

       Other Credit and Off-Balance-Sheet Risk Information as of December 31, 1997 - CITGO has guaranteed approximately $12 million of debt of certain of its marketers and an affiliate. Such debt is substantially collateralized by assets of these entities. CITGO and PDVMR have outstanding letters of credit totaling approximately $388 million which includes $366 million related to their tax-exempt bonds, taxable revenue bonds and pollution control bonds (Note 11). CITGO has also acquired surety bonds totaling $42 million primarily due to requirements of various government entities. CITGO does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

       Neither CITGO nor the counterparties are required to collateralize their obligations under interest rate swaps or caps or over-the-counter derivative commodity agreements. CITGO is exposed to credit loss in the event of nonperformance by the counterparties to these agreements, but has no off-balance-sheet risk of accounting loss for the notional amounts. CITGO does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions at December 31, 1997.

       Management considers the market risk to the Companies related to its commodity and interest rate derivatives to be insignificant during the periods presented.

15.    LEASES

       CITGO leases certain of its Corpus Christi refinery facilities under a long-term lease. The basic term of the lease expires on January 1, 2004; however, CITGO may renew the lease until January 31, 2011, the date of its purchase option. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 1997 and 1996. Accumulated amortization related to the leased assets was approximately $94 million and $86 million at December 31, 1997 and 1996, respectively. Amortization is included in depreciation expense.

       The Companies also have various noncancellable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $39 million, $33 million and $33 million in 1997, 1996 and 1995, respectively. Future minimum lease payments for the capital lease and noncancellable operating leases are as follows:


                                                         Capital                Operating
       Year                                               Lease                  Leases                   Total
                                                                           (000's Omitted)

       1998                                              $  27,375        $   27,900         $   55,275
       1999                                                 27,375            21,229             48,604
       2000                                                 27,375            18,336             45,711
       2001                                                 27,375            16,491             43,866
       2002                                                 27,375            15,794             43,169
       Thereafter                                           63,375            17,286             80,661
                                                        ----------        ----------         ----------

       Total minimum lease payments                      $ 200,250        $  117,036          $ 317,286
                                                         =========        ==========          =========

       Amount representing interest                        (70,524)

       Present value of minimum lease payments             129,726

       Current portion                                      13,140
                                                         =========

                                                         $ 116,586
                                                         =========


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

       The carrying amounts of cash and cash equivalents, and restricted cash approximate fair values because of the short maturity of these instruments. The carrying amounts and estimated fair values of the Companies' other financial instruments are as follows:

                                                                   1997                                       1996
                                                                   ----                                       ----
                                                      Carrying               Fair                Carrying                Fair
                                                       Amount                Value                Amount                Value
                                                             (000's Omitted)                            (000's Omitted)
       Liabilities:
        Short-term bank loans                     $      3,000         $      3,000           $    53,000          $    53,000
        Long-term debt                               2,392,807            2,454,728             2,560,576            2,597,556

       Derivative and Off-Balance
         Sheet Financial Instruments-
         Unrealized Gains (Losses):
            Interest rate swap agreements               -                    (3,225)               -                    (1,093)
            Guarantees of debt                          -                       (59)               -                       (60)
            Letters of credit                           -                    (1,848)               -                    (1,741)
            Surety bonds                                -                      (119)               -                      (100)

       Short-Term Bank Loans and Long-Term Debt - The fair value of short-term bank loans and long-term debt is based on interest rates that are currently available to the Companies for issuance of debt with similar terms and remaining maturities, except for the Company's $1 billion principle amount senior notes which were based upon quoted market prices.

       Interest Rate Swap and Cap Agreements - The fair value of these agreements is based on the estimated amount that CITGO and PDVMR would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

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

17.    QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

       The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands):


       1997                                             1st Qtr.              2nd Qtr.             3rd Qtr.              4th Qtr.

         Sales                                         $3,262,726            $3,440,392           $3,564,105            $3,354,980
                                                       ==========            ==========           ==========            ==========

         Cost of sales and operating
            expenses                                   $3,177,759            $3,255,776           $3,313,878            $3,250,179
                                                       ==========            ==========           ==========            ==========

            Net income                                $    15,048           $    77,993           $  104,331           $    30,645
                                                      ===========           ===========           ==========           ===========



      1996                                              1st Qtr.              2nd Qtr.             3rd Qtr.              4th Qtr.

         Sales                                         $2,607,195            $3,333,996           $3,310,456            $3,700,413
                                                       ==========            ==========           ==========            ==========

         Cost of sales and operating
            expenses                                   $2,521,101            $3,229,290           $3,186,413            $3,554,199
                                                       ==========            ==========           ==========            ==========

            Net income                                $    14,755           $    36,002          $    36,212           $    51,054
                                                      ===========           ===========          ===========           ===========


18.    SUBSEQUENT EVENT

       On January 27, 1998, a cash dividend of $110 million was paid to PDV Holding, Inc.

                                   * * * * * *

                                                                      SCHEDULE I


                       PDV AMERICA, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (Dollars in thousands)

                        Financial Position of Registrant

                                                              December 31,
                                                              ------------
                                                          1997           1996
                                                       ----------     ----------
Assets
  Investment in and advances to affiliates             $2,572,090     $2,090,010
  Notes receivable from PDVSA                           1,000,000      1,000,000
  Other assets                                             47,112         50,653
                                                       ----------     ----------
                                                       $3,619,202     $3,140,663
                                                       ==========     ==========

Liabilities and shareholder's equity
  Long-term debt                                       $  997,189     $  996,598
                                                                      ==========
  Other liabilities                                        32,921         32,990
  Shareholder's equity                                  2,589,092      2,111,075
                                                       ----------     ----------
                                                       $3,619,202     $3,140,663
                                                       ==========     ==========



                          Operations of the Registrant

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
Revenues
  Interest income from PDVSA                                  $ 77,725   $ 77,725   $ 77,725
  Other income                                                   8,954      8,231      9,168
                                                              --------   --------   --------
                                                                86,679     85,956     86,893
                                                              --------   --------   --------
Expenses
  Interest expense                                              80,338     80,075     79,830
  Other                                                          2,771      2,676      3,020
                                                              --------   --------   --------
                                                                83,109     82,751     82,850
                                                              --------   --------   --------
Equity in net income of subsidiaries                           225,703    136,008    139,959
                                                              --------   --------   --------

Income before income taxes, extraordinary charge and
  cumulative effect of accounting changes                      229,273    139,213    144,002
Provision for income taxes                                       1,256      1,190      1,516
                                                              --------   --------   --------

Income before extraordinary charge and cumulative effect of
  accounting change                                            228,017    138,023    142,486
Extraordinary gain - early extinguishment of debt                                      3,380
                                                              --------   --------   --------
     Net income                                               $228,017   $138,023   $145,866
                                                              ========   ========   ========


                                                                      SCHEDULE I

                       PDV AMERICA, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (Dollars in thousands)

                          Cash Flows of the Registrant

                                                               Year Ended December 31,
                                                               -----------------------
                                                          1997         1996         1995
                                                       ---------    ---------    ---------
Cash provided by operating activities                  $   3,361    $   5,517    $   6,021
                                                       ---------    ---------    ---------

Cash used in investing activities
  Investments in and advances to subsidiaries           (254,239)      (5,343)     (21,317)
                                                       ---------    ---------    ---------
                                                        (254,239)      (5,343)     (21,317)
                                                       ---------    ---------    ---------

Cash provided by financing activities
  Capital contribution from parent                       250,000         --         15,000
                                                       ---------    ---------    ---------
                                                         250,000            0       15,000
                                                       ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents        (878)         174         (296)

Cash and cash equivalents - beginning of year              5,381        5,207        5,503
                                                       =========    =========    =========

Cash and cash equivalents - end of year                $   4,503    $   5,381    $   5,207
                                                       =========    =========    =========
