Form 10-Q
period 1998-03-31
PDV AMERICA INC
filed 1998-05-15
CIK 906422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1998

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

Commission file number 001-12138

                                PDV America, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                  51-0297556
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $1.00 par value                          1,000
       -----------------------------                          -----
                  (Class)                        (Outstanding at April 30, 1998)

                               Page 1 of 21 Pages

                                PDV AMERICA, INC.

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1998

                                Table of Contents

                                                                           Page
                                                                           ----

FACTORS AFFECTING FORWARD LOOKING STATEMENTS...................................3

PART I.   FINANCIAL INFORMATION

    Item 1.    Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets --
               March 31, 1998 and December 31, 1997............................4
               Condensed Consolidated Statements of Income --
               Three-Month Periods Ended March 31, 1998 and 1997...............5

               Condensed Consolidated Statements of Cash Flows --
               Three-Month Periods Ended March 31, 1998 and 1997...............6

               Notes to the Condensed Consolidated Financial Statements........7

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations...............14

PART II.  OTHER INFORMATION

    Item 1.    Legal Proceedings..............................................19

    Item 6.    Exhibits and Reports on Form 8-K...............................20

SIGNATURES....................................................................21

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

                  This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined product and capital resources available to the Companies (as defined herein) are forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Companies' products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America, Inc. believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Companies, no assurances can be given that such expectations will prove to have been correct.

PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS (UNAUDITED)

                                PDV AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                           MARCH 31,            DECEMBER 31,
                                                             1998                   1997
                                                          -----------          -------------
                                                            (Unaudited)
ASSETS:
CURRENT ASSETS
  Cash and cash equivalents                               $   38,776              $   35,268
  Accounts receivable, net                                   591,650                 666,264
  Due from affiliates                                         35,659                  55,883
  Inventories                                                954,623               1,000,498
  Current portion of notes receivable from PDVSA             250,000                 250,000
  Prepaid expenses and other                                  31,283                  20,872
                                                          ----------              ----------
      TOTAL CURRENT ASSETS                                 1,901,991               2,028,785

NOTES RECEIVABLE FROM PDVSA                                  750,000                 750,000
PROPERTY, PLANT AND EQUIPMENT - NET                        3,419,784               3,427,983
RESTRICTED CASH                                                  982                   6,920
INVESTMENTS IN AFFILIATES                                    837,679                 841,323
OTHER ASSETS                                                 195,560                 188,511
                                                         -----------             -----------

TOTAL ASSETS                                           $   7,105,996          $    7,243,522
                                                       =============          ==============

LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES

  Short-term bank loans                                   $   80,000              $    3,000
  Accounts payable                                           425,533                 491,977
  Due to affiliates                                          143,424                 231,152
  Taxes other than income                                    248,839                 180,143
  Other current liabilities                                  231,807                 275,086
  Income taxes payable                                        32,580                       -
  Current portion of long-term debt                          345,160                 345,099
  Current portion of capital lease obligation                 13,140                  13,140
                                                          ----------              ----------
      TOTAL CURRENT LIABILITIES                            1,520,483               1,539,597

LONG-TERM DEBT                                             1,905,870               2,047,708
CAPITAL LEASE OBLIGATION                                     116,586                 116,586
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                  201,081                 199,765
OTHER NONCURRENT LIABILITIES                                 253,569                 234,710
DEFERRED INCOME TAXES                                        505,718                 487,727
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                  28,294                  28,337

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY

  Common stock, $1.00 par, 1,000 shares authorized,
     issued and outstanding                                        1                       1
  Additional capital                                       1,482,435               1,482,435
  Retained earnings                                        1,091,959               1,106,656
                                                       -------------           -------------
      TOTAL SHAREHOLDER'S EQUITY                           2,574,395               2,589,092
                                                       -------------           -------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY             $   7,105,996           $   7,243,522
                                                       =============           =============

         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                         THREE-MONTH PERIOD
                                                                               ENDED
                                                            MARCH 31, 1998              MARCH 31, 1997
                                                            ----------------            --------------
REVENUES:

  Net sales                                                  $   2,697,822               $   3,205,347
  Sales to affiliates                                               51,124                      57,379
                                                                ----------                  ----------
                                                                 2,748,946                   3,262,726
  Equity in earnings (losses) of affiliates, net                    27,117                      11,791
  Interest income from PDVSA                                        19,431                      19,431
  Other income (expense), net                                          646                         716
                                                                 ---------                     -------
                                                                 2,796,140                   3,294,664
                                                             -------------               -------------


COST OF SALES AND EXPENSES:

  Cost of sales and operating expenses (including purchases      2,536,189                   3,177,759
  of $1,149,948 and $972,205 from affiliates)
  Selling, general and administrative expenses                      60,282                      42,349
  Interest expense:
      Capital leases                                                 3,649                       3,980
      Other                                                         43,374                      46,536
  Minority interest in earnings of
      consolidated subsidiary                                         (42)                         237
                                                                   -------                     -------
                                                                 2,643,452                   3,270,861
                                                             -------------               -------------

INCOME BEFORE INCOME TAXES                                         152,688                      23,803

INCOME TAXES                                                        57,350                       8,755
                                                                ----------                   ---------

NET INCOME                                                      $   95,338                  $   15,048
                                                                ==========                  ==========


         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                         THREE-MONTH PERIOD
                                                                               ENDED
                                                               MARCH 31, 1998            MARCH 31, 1997
                                                               --------------            --------------
CASH FLOWS PROVIDED BY (USED BY) OPERATING                     $   222,233                 $   (37,958)
                                                               -----------                 -----------
ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                             (56,229)                    (61,231)
  Decrease (increase) in restricted cash                             5,938                       2,759
  Investments in LYONDELL-CITGO Refining Company, Ltd.                   -                     (45,429)
  Loans to LYONDELL-CITGO Refining Company, Ltd.                    (7,000)                          -
  Investments in and advances to affiliates                         (1,493)                          -
  Proceeds from sale of investment                                   7,160                           -
  Other                                                              7,831                      10,664
                                                               -----------                 -----------
      Net cash used in investing activities                        (43,793)                    (93,237)
                                                               -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (repayments) borrowings of  revolving bank loans            (132,801)                    165,000
  Net proceeds from (repayments of) short-term bank loans           77,000                     (41,000)
  Payments on term bank loans                                       (7,353)                     (7,353)
  Dividend to parent                                              (110,000)                          -
  Repayments of other debt                                          (1,778)                     (1,786)
  Proceeds from capital lease obligations                                -                          76
                                                               -----------                      ------
      Net cash used in financing activities                       (174,932)                   (114,937)
                                                               -----------                 -----------

INCREASE (DECREASE) IN CASH AND CASH                                 3,508                     (16,258)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                              35,268                      32,845
                                                               -----------                  ----------
CASH AND CASH EQUIVALENTS,                                     $    38,776                  $   16,587
                                                               ===========                  ==========
     END OF PERIOD
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid during the period for:
         Interest (net of amount capitalized)                   $   52,121                  $   54,783
                                                                ==========                  ==========
         Income taxes, net of refunds received                  $      356                  $   14,124
                                                                ==========                  ==========

         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                     THREE-MONTH PERIOD ENDED MARCH 31, 1998

1.       Basis of Presentation

                  The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1997 and with respect to the interim three-month periods ended March 31, 1998 and 1997 is unaudited. In the opinion of management, such interim information contains all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K, dated March 30, 1998, for additional information.

                  On April 21, 1997, Propernyn B.V. ("Propernyn"), a Dutch limited liability company whose ultimate parent is Petroleos de Venezuela, S.A. ("PDVSA"), and which held all of the Company's common stock, contributed its shares of the Company to PDV Holding, Inc. ("PDV Holding"), a corporation organized under the laws of Delaware, a subsidiary of Propernyn.

                  The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries (including CITGO Petroleum Corporation and its wholly owned subsidiaries ("CITGO")), Cit-Con Oil Corporation, which is 65 percent owned by CITGO, and VPHI Midwest, Inc. ("Midwest") and its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR") (collectively, the "Companies").

                  Prior to May 1, 1997, Midwest had a 50 percent interest in The Uno-Ven Company ("UNO-VEN"), an Illinois general partnership. Beginning May 1, 1997, pursuant to a distribution of assets from UNO-VEN, PDVMR now owns such former UNO-VEN assets (as defined in related agreements), and such assets are now operated by CITGO under an operating agreement between PDVMR and CITGO. Accordingly, the consolidated financial statements reflect the equity in earnings of UNO-VEN for the three-month period ended March 31, 1997 and the results of operations of PDVMR on a consolidated basis for the three-month period ended March 31, 1998.

                  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company had no items of other comprehensive income during the three-month periods ended March 31, 1998 and 1997.

                  Certain reclassifications have been made to the March 31, 1997 financial statements to conform with the classifications used at March 31, 1998.


2.       Inventories

                  Inventories, primarily at LIFO, consist of the following:

                                           March 31,              December 31,
                                              1998                    1997

                                    --------------------------------------------
                                          (Unaudited)
                                                      (000's Omitted)

Refined products...................        $   676,976           $    734,261

Crude oil..........................            209,668                196,349

Materials and supplies.............             67,979                 69,888
                                           -----------             ----------
                                           $   954,623            $ 1,000,498
                                           ===========            ===========

3.       Long-term Debt

                                                                      March 31,        December 31,
                                                                        1998                 1997
                                                                     -----------      -------------
                                                                     (Unaudited)
                                                                              (000's Omitted)
Senior Notes:
  7.25% Senior Notes $250 million face amount due 1998                $  249,924         $  249,859
  7.75% Senior Notes $250 million face amount due 2000                   250,000            250,000
  7.875% Senior Notes $500 million face amount due 2003                  497,424            497,330

Revolving Bank Loans:
  Bank of America                                                         35,000            135,000
  Chase                                                                   89,199            122,000

Term Bank Loan                                                            51,470             58,823

Shelf Registration:

  7.875% Senior Notes $200 million face amount, due 2006                 199,752            199,745

Private Placement:
  8.75% Series A Senior Notes due 1998                                    18,750             18,750
  9.03% Series B Senior Notes due 1998 to 2001                           114,286            114,286
  9.30% Series C Senior Notes due 1998 to 2006                           102,273            102,273

Master Shelf Agreement:
  8.55% Senior Notes due 2002                                             25,000             25,000
  8.68% Senior Notes due 2003                                             50,000             50,000
  7.29% Senior Notes due 2004                                             20,000             20,000
  8.59% Senior Notes due 2006                                             40,000             40,000
  8.94% Senior Notes due 2007                                             50,000             50,000
  7.17% Senior Notes due 2008                                             25,000             25,000
  7.22% Senior Notes due 2009                                             50,000             50,000

Tax Exempt Bonds:
  Pollution control revenue bonds due 2004                                15,800             15,800
  Port facilities revenue bonds due 2007                                  11,800             11,800
 Illinois pollution control revenue bonds due 2008                        19,850             19,850
  Louisiana wastewater facility revenue bonds due 2023                     3,020              3,020
  Louisiana wastewater facility revenue bonds due 2024                    20,000             20,000
  Louisiana wastewater facility revenue bonds due 2025                    40,700             40,700
  Louisiana wastewater facility revenue bonds due 2026                     2,000              2,000
  Gulf Coast solid waste facility revenue bonds due 2025                  50,000             50,000
  Gulf Coast solid waste facility revenue bonds due 2026                  50,000             50,000
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026                                               25,000             25,000

Taxable Louisiana Wastewater Facility Revenue Bonds Due 2026             118,000            118,000
Cit-Con bank Credit Agreement                                             26,786             28,571
                                                                  --------------       ------------

                                                                       2,251,030          2,392,807
Less Current Portion of Long-term Debt                                  (345,160)          (345,099)
                                                                  --------------       ------------
                                                                  $    1,905,870       $  2,047,708
                                                                  ==============       ============

                  On April 29, 1998, CITGO issued $25 million of Gulf Coast Industrial Development Authority Solid Waste Disposal Revenue Bonds due 2028.

4.       Commitments and Contingencies

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

                  In a case currently pending in the United States District Court for the Northern District of Illinois, Oil Chemical and Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against UNO-VEN to assert claims against CITGO, PDVSA, the Company, PDVMR and UNOCAL pursuant to Section 301 of the Labor Management Relations Act ("LMRA"). This complaint alleges that CITGO and the other defendants constitute a single employer, joint employers or alter-egos for purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois, petroleum refinery. On May 1, 1997, in a transaction involving the former partners of UNO-VEN, the Lemont refinery was transferred to PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but did not assume the existing labor agreement. The union seeks compensation for monetary differences in medical, pension and other benefits between the

CITGO and UNO-VEN plans and reinstatement of all of the UNO-VEN benefit plans. The union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the union and UNO-VEN. As an alternative claim against all defendants but CITGO, the union alleges that if the labor agreement is not binding on CITGO, there was a violation of the Federal Workers Adjustment Retraining and Notification Act by failure to give 60 days' written notice of termination to approximately 400 UNO-VEN employees; this would allegedly entitle such workers to 60 days' pay and benefits, which is estimated to be approximately $6 million.

                  PDVMR, Midwest and PDV America, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including the preceding two matters.

                  On May 12, 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and were returned to full service in early August 1997. CITGO has property damage, business interruption and general liability insurance which related to this event. As a result, the property damage and business interruption did not have a material adverse effect on the Companies' financial condition or results of operations. There are presently five lawsuits against CITGO pending in federal and state courts in Corpus Christi, Texas, alleging property damages, personal injury and punitive damages allegedly arising from the incident and other similar lawsuits have been threatened. Approximately 6,000 individual claims have been received by the Company allegedly arising from the incident.

                  Additionally, there is a class action lawsuit pending against CITGO and other operators and owners of nearby industrial facilities which was filed in state court in Corpus Christi, Texas, in 1993 on behalf of property owners in the vicinity of these facilities. The certification of this case as a class action in 1995 was appealed by CITGO and other parties. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil and groundwater, occasioned by ongoing operations of CITGO's Corpus Christi refinery and the respective industrial facilities of the other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time. In 1997, CITGO signed an agreement to settle the property damage class action lawsuit for approximately $17.3 million, which included the purchase of approximately 290 properties in an adjacent neighborhood. Of this amount, $15.7 million was expensed in 1997.

                  CITGO submitted a settlement proposal to the court. The court appointed a guardian to review the proposed settlement terms. Subsequently, the Texas Supreme Court decided to hear CITGO's appeal of the trial court's class certification order. This decision raised questions as to whether the trial court had authority to proceed with the settlement. Additionally, the trial court sought to impose additional conditions upon the settlement, which were unacceptable to CITGO. For these reasons, CITGO opposed the approval and enforcement of the settlement agreement as proposed to be revised, and enforcement has now been stayed pending a ruling by the Texas Supreme Court. If the settlement agreement is enforced, CITGO could be liable for the full settlement amount of $17.3 million less amounts related to properties acquired pursuant to a previously announced independent purchase program. CITGO has entered into agreements to acquire approximately 88% of the properties which were the subject of the purchase provisions of the settlement agreement and to settle the related property damage claims. Closings of these transactions are expected to occur within the next twelve months.

                  Environmental Compliance and Remediation -- The Companies are subject to various federal, state and local environmental laws and regulations which may require the Companies to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Companies or other parties. Management believes the Companies are in compliance with these laws and regulations in all material respects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

                  At March 31, 1998, the Companies had $58 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various Companies' sites, including, but not limited to, the Companies' operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

                  Derivative Commodity and Financial Instruments -- The Companies enter into petroleum futures contracts primarily to reduce their inventory exposure to market risk. The Companies also buy and sell commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. Non-hedging activity in the first quarter of 1998 resulted in an immaterial gain that was recorded in the current period.

                  The Companies have only limited involvement with other derivative financial instruments and generally do not use them for trading purposes. Generally, they are used to manage well-defined interest rate and commodity price risks arising out of the Companies' core activities. The Companies have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at March 31, 1998, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.0 million. In connection with the determination of said fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

                  The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Companies related to these instruments to be insignificant during the periods presented.

5.       Related Party Transactions

         On April 8, 1998, PDVSA Petroleo y Gas, S.A. notified CITGO and other companies to whom it supplies crude oil of reductions in crude production as well as a declaration of force majeure on its long-term crude supply contracts pursuant to orders from the government of the Republic of Venezuela. The impacts on CITGO include (i) a 25,000 barrel per day reduction in crude supply to its asphalt refineries; (ii) an increase in the specific gravity of the crude oil supplied to its other refineries which precludes optimal use of the Company's refining facilities; and (iii) an increase in the specific gravity of the crude oil supplied to LYONDELL-CITGO which precludes optimal use of its refining facilities. With respect to its asphalt operations, CITGO is attempting to secure alternate asphalt supplies. With respect to its light fuels refineries, CITGO is attempting to minimize the effect of the change in specific gravity by seeking alternate supplies and by adjusting its operations. It is not possible to determine the effect of this development on CITGO's operations because of the uncertainties concerning CITGO's ability to mitigate the impact of the actions described above and the duration of this situation.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

                  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein. Reference is made to the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K, dated March 30, 1998, for additional information and a description of factors which may cause substantial fluctuations in the earnings and cash flows of the Company.

                  In the first quarter ended March 31, 1998 the Company generated net income of $95 million on revenue of $2.8 billion compared to net income of $15 million on revenues of $3.3 billion for the same period last year. This improvement is due primarily to a general decline in the cost of goods sold, especially reductions in the cost of crude oil, relative to the selling price of refined products.

                  CITGO's revenue accounted for over 99% of PDV America's consolidated revenues in the first three months of 1998 and 1997. PDVMR's sales of $277 million for the three- month period ended March 31, 1998 were primarily to CITGO and, accordingly, these were eliminated in consolidation. However, the operations of PDVMR, including its investment in a needle-coker company ("Needle-Coker"), contributed approximately $26 million to the Companies' consolidated gross margin and $24 million to PDV America's consolidated income before interest and taxes for 1998.

Results of Operations

                  The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month periods ended March 31, 1998 and 1997;

                                                      Three Months                       Three Months
                                                     Ended March 31,                    Ended March 31,
                                           --------------------------------  --------------------------------
                                                 1998              1997             1998              1997
                                           ----------------  --------------  ----------------  --------------
                                                     ($ in millions)                     (MM gallons)
Gasoline                                   $      1,580      $      1,821            3,159             2,637
Jet fuel                                            204               361              428               551
Diesel/#2 fuel                                      524               674            1,158             1,069
Petrochemicals, industrial products
and other products                                  255               229              516               357
Asphalt                                              23                35               52                63
Lubricants and waxes                                108               104               55                54
                                           ------------      ------------     ------------      ------------
     Total refined products sales                 2,694             3,224            5,368             4,731
Other sales                                          55                39
                                           ------------      ------------     ------------      ------------
     Total sales                           $      2,749      $      3,263            5,368             4,731
                                           ============      ============     ============      ============

         The following table summarizes PDV America's cost of sales and operating expenses for the three-month periods ended March 31, 1998 and 1997:

                                                             Three Months
                                                           Ended March 31,
                                                           ---------------
                                                     1998                  1997
                                                     ----                  ----
                                                           ($ in millions)

Crude oil                                          $   659               $   713
Refined products                                     1,187                 1,942
Intermediate feedstocks                                264                   285
Refining and manufacturing costs                       234                   194
Other operating costs and expenses
 and inventory changes                                 192                    44
                                                   -------                ------

 Total costs of sales and operating expenses    $    2,536             $   3,178
                                                ==========             =========

                  Sales revenues and volumes. Sales decreased $514 million, or approximately 16%, in the three-month period ended March 31, 1998 as compared to the same period in 1997. Total sales volumes increased by 13% from 4,731 million gallons in the first quarter of 1997 to 5,368 million gallons in the first quarter of 1998. The increase in volumes, offset by decreases in most product sales prices resulted in the decrease in revenues.

                  Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 1% in the first quarter of 1998 as compared to the first quarter of 1997. Gasoline and diesel/#2 fuel, excluding bulk sales, had sales volume increases of 6% and 8%, respectively, in the first quarter of 1998, compared to the first quarter of 1997. Jet fuel, excluding bulk sales, had a sales volume decrease of 28% in the first quarter of 1998 compared to the first quarter of 1997. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 379 independently owned CITGO branded outlets since March 31, 1997.

                  Sales prices of gasoline, excluding bulk sales, have decreased for the three-month period ended March 31, 1998 as compared to the same period in 1997. The average decrease for the first quarter of 1997 over the first quarter of 1997 is 19 cents per gallon, or a 26% decrease. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, decreased 18 cents, or 27% in the first quarter of 1998 as compared to the same period in 1997.

                  To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales increased by $19 million, or 3%, from $684 million in the three-month period ended March 31, 1997 to $703 million in the same period in 1998. The increase in revenue for the quarter ended March 31, 1998 is a result of a

44% increase in volumes and a 28% decrease in bulk sales prices between the quarters. Bulk sales revenue of gasoline increased by $96 million, or 30% for the first quarter ended March 31, 1998 as compared to the same period in 1997. The increase in gasoline bulk sales is the result of an 81% increase in volumes offset by a 29% decrease in price between the quarters. Bulk sales revenue of diesel/#2 fuel decreased by $75 million, or 23%, for the first quarter ended March 31, 1998 as compared to the same period in 1997. The decrease in diesel #2 fuel bulk sales revenue is the result of a 29% decrease in sales prices offset by an 8% increase in volumes between the quarters.

                  Petrochemicals and industrial products sales revenues decreased 3% and increased 40%, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The petrochemicals revenue decrease for the quarter was the result of a 26% decrease in unit sales price, offset by a 31% increase in sales volume, as compared to the same period in 1997. The petrochemical sales volumes increased primarily because of increased production of cumene and refinery grade propylene. The industrial products revenue increase was the result of a 57% increase in sales volume and an 11% decrease in unit sales prices for the first quarter of 1998 as compared to the same period in 1997. The increase in industrial products sales volumes was due to the purchase of product for sale from the PDVMR refinery.

                  Equity in earnings (losses) of affiliates - net. Equity in earnings of affiliates increased by $15 million overall for the three-month period ended March 31, 1998, as compared to the same period in 1997. The increase was due primarily to the change in equity in earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO"), which increased $18.2 million, from $1.1 million in the first quarter of 1997 to $19.3 million in the first quarter of 1998, largely as a result of the change in CITGO's interest in LYONDELL-CITGO from approximately 13% at March 31, 1997 to approximately 42% on April 1, 1997 and to the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997. This increase in equity in earnings has been offset by the fact that for the first three months of 1997, the Company reflected approximately $5 million of equity in the earnings of UNO-VEN (see Note 1 above) and for the first three months of 1998, the Company has recorded $2.2 million in equity in earnings of Needle-Coker.

                  Other income (expense). Other income (expense) was $646 thousand for the three-month period ended March 31, 1998 as compared to $716 thousand for the same period in 1997. The decrease includes a $2.7 million gain on the sale of Petro-Chemical Transport in the first quarter of 1998, which was more than offset by other net expenses.

                  Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $642 million or 20%, in the quarter ended March 31, 1998, as compared to the same period in 1997. Lower crude oil costs (a decrease from $713 million in the first quarter of 1997 to $659 million in the first quarter of 1998) resulted from a decrease in crude prices, offset by an increase in crude oil run volumes. Refined product purchases decreased in 1998 as compared to the comparable period in 1997 (down 39%, from $1,942 million to $1,187 million for the first quarter). The decrease resulted from a decrease in prices (down 28% for the first quarter of 1998 as compared to the same period in
1997), offset by an increase in refined product purchase volumes (up 4% for the first quarter of 1998 as compared to the same period in 1997). Intermediate feedstock purchases decreased to $264 million in the first quarter 1998 from $285 million in the first quarter of 1997. Intermediate feedstock prices decreased 30%, and volumes purchased increased 22% between the quarters ended March 31, 1997 and March 31, 1998. Refining and manufacturing costs increased 21% in the first quarter of 1998 as compared to the first quarter of 1997 (from $194 million to $234 million), due primarily to the inclusion of the Lemont refinery in the first three months of 1998 (and which was not consolidated until May 1, 1997). Depreciation and amortization expense increased by $5 million, from $49 million to $61 million for the quarters ended March 31, 1997 and 1998, respectively.

                  The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 57% and 61% of total cost of sales and operating expenses for the first quarters of 1998 and 1997, respectively. The Companies estimate that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from the Companies' produced products and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. The Companies anticipate that their purchased refined product volume requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, the Companies do not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of the Companies which would impact the volume of refined products purchased and profit margins.

                  Gross margin. The gross margin (sales revenue less cost of sales and operating expenses) for the three-month period ended March 31, 1998 was $213 million, or 7.8%, compared to $85 million, or 2.6%, for the same period in 1997. The gross margin percentage in 1998 has been affected by a general decline in the cost of goods sold, especially reductions in the cost of crude oil, relative to the selling price of refined products as well as the positive effect of PDVMR's operations.

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased in the first quarter of 1998 by 30%, from $42 million in the first quarter of 1997 to $60 million in the first quarter of 1998. The increase is due primarily to salary and related burden allocations and advertising expense, as well as $3 million of PDVMR's expenses due to the consolidation of its operations.

                  Interest expense. Interest expense decreased by approximately $4 million, or 7% (from $51 million to $47 million), for the first quarter ended March 31, 1998, as compared to the same period in 1997.

                  Income taxes. Income taxes reported were based on an effective tax rate of 38% for the three month period ended March 31, 1998 and 37% for the comparable period in 1997. The increase is due primarily to a decrease in the effective tax rate impact of the dividend exclusion deduction offset in part by a decrease in state income taxes.

Liquidity and Capital Resources

                  For the three-month period ended March 31, 1998, the Company's consolidated net cash provided by operating activities totaled approximately $222 million. Net income of $95 million and depreciation and amortization of $61 million were augmented by net changes in other items of $66 million. The more significant changes in other items included decreases in accounts receivable, inventory, and accounts payable and other liabilities. The decline in accounts receivable is primarily a result of a general decline in refined product selling prices during the period. The decrease in inventory is primarily due to management's initiatives during the first quarter to reduce inventory levels. The decrease in accounts payable is primarily due to a decrease in the volume of domestic crude oil purchased and a decrease in price.

                  Net cash used in investing activities totaled $44 million for the three-month period ended March 31, 1998 consisting primarily of capital expenditures of $56 million (compared to $61 million for the same period in 1997) and additional investments in and loans to LYONDELL-CITGO of $7 million (compared to $45 million for the same period in 1997) offset by a decrease in restricted cash of $6 million and proceeds on sale of Petro-Chemical Transport of $7 million.

                  Net cash used in financing activities of $175 million for the three-month period ended March 31, 1998 consisting primarily of dividends paid to parent of $110 million, $133 million net repayment on revolving bank loans and $7 million net repayment on a term loan, partially offset by proceeds from short-term bank loans of $77 million.

                  As of March 31, 1998, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $640 million and $135 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Companies' management believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet recently anticipated future obligations as they arise. The Companies periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

                  The Companies believe that they are in material compliance with their obligations under their debt financing arrangements at March 31, 1998.

Derivative Commodity and Financial Instruments

                  The Companies enter into petroleum futures contracts primarily to reduce their inventory exposure to market risk. The Companies also buy and sell commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. Non-hedging activity in the first quarter of 1998 resulted in an immaterial gain that was recorded in the current period.

                  The Companies have only limited involvement with other derivative financial instruments and generally does not use them for trading purposes. Generally, they are used to manage well defined interest rate and commodity price risks arising out of the Companies' core activities. The Companies have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at March 31, 1998, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.0 million. In connection with the determination of said fair market value, the Companies consider the creditworthiness of counterparties, but no adjustment was determined to be necessary as a result.

                  The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Companies related to these instruments to be insignificant during the periods presented.

Recent Developments

         On April 8, 1998, PDVSA Petroleo y Gas, S.A. notified CITGO and other companies to whom it supplies crude oil of reductions in crude production as well as a declaration of force majeure on its long-term crude supply contracts pursuant to orders from the government of the Republic of Venezuela. The impacts on CITGO include (i) a 25,000 barrel per day reduction in crude supply to its asphalt refineries; (ii) an increase in the specific gravity of the crude oil supplied to its other refineries which precludes optimal use of the Company's refining facilities; and (iii) an increase in the specific gravity of the crude oil supplied to LYONDELL-CITGO which precludes optimal use of its refining facilities. With respect to its asphalt operations, CITGO is attempting to secure alternate asphalt supplies. With respect to its light fuels refineries, CITGO is attempting to minimize the effect of the change in specific gravity by seeking alternate supplies and by adjusting its operations. It is not possible to determine the effect of this development on CITGO's operations because of the uncertainties concerning CITGO's ability to mitigate the impact of the actions described above and the duration of this situation.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

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

                  CITGO submitted a settlement proposal to the court. The court appointed a guardian to review the proposed settlement terms. Subsequently, the Texas Supreme Court decided to hear CITGO's appeal of the trial court's class certification order. This decision raised questions whether the trial court had authority to proceed with the settlement. Additionally, the trial court sought to impose additional conditions upon the settlement which were unacceptable to CITGO. For these reasons, CITGO opposed the approval and enforcement of the settlement agreement as proposed to be revised and enforcement has now been stayed pending a ruling by the Texas Supreme Court. If the settlement agreement is enforced, CITGO could be liable for the full settlement amount of $17.3 million less amounts related to properties acquired pursuant to a previously announced independent purchase program. CITGO has entered into agreements to acquire approximately 88% of the properties which were the subject of the purchase provisions of the settlement agreement and to settle the related property damage claims. Closings of these transactions are expected to occur within the next twelve months.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit No.       Description

         27                Financial Data Schedule (filed electronically only)

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PDV AMERICA, INC.

Date:   May 15, 1998                          /s/ ALONSO VELASCO
                                              ------------------------------
                                                   Alonso Velasco
                                           President, Chief Executive and
                                                 Financial Officer


Date:  May 15, 1998                           /s/ JOSE M. PORTAS
                                              ------------------------------
                                                   Jose M. Portas
                                                      Secretary