Form 10-Q
period 1998-06-30
PDV AMERICA INC
filed 1998-08-14
CIK 906422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period Ended June 30, 1998

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

                 750 Lexington Avenue, New York, New York 10022
               (Address of principal executive office) (Zip Code)

                                 (212) 753-5340
              (Registrant's telephone number, including area code)

                                      N.A.
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                                    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $1.00 par value                                1,000
 -----------------------------                                -----
            (Class)                              (Outstanding at July 31, 1998)

                                PDV AMERICA, INC.

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1998

                                Table of Contents
                                                                            Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS................................  3

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets --
                  June 30, 1998 and December 31, 1997.......................  4

                  Condensed Consolidated Statements of Income --
                  Three Month Periods Ended June 30, 1998 and 1997
                  Six Month Periods Ended June 30, 1998 and 1997............  5

                  Condensed Consolidated Statements of Cash Flows --
                  Six Month Periods Ended June 30, 1998 and 1997............  6

                  Notes to the Condensed Consolidated Financial Statements..  7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.......... 14

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings......................................... 22

         Item 6.  Exhibits and Reports on Form 8-K.......................... 22

SIGNATURES.................................................................. 23

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)


                                                  PDV AMERICA, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Dollars in Thousands)
                                                                            JUNE 30,               DECEMBER 31,
                                                                              1998                     1997
                                                                         ---------------          --------------
                                                                           (Unaudited)
ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                                           $    41,143             $    35,268
     Accounts receivable, net                                                630,029                 666,264
     Due from affiliates                                                      53,477                  55,883
     Inventories                                                           1,014,599               1,000,498
     Current portion of notes receivable from PDVSA                          250,000                 250,000
     Prepaid expenses and other                                               31,558                  20,872
                                                                          ----------              ----------
         TOTAL CURRENT ASSETS                                              2,020,806               2,028,785

NOTES RECEIVABLE FROM PDVSA                                                  750,000                 750,000
PROPERTY, PLANT AND EQUIPMENT - NET                                        3,423,788               3,427,983
RESTRICTED CASH                                                                  994                   6,920
INVESTMENTS IN AFFILIATES                                                    836,797                 841,323
OTHER ASSETS                                                                 230,369                 188,511
                                                                          -----------            -----------

TOTAL ASSETS                                                             $ 7,262,754             $ 7,243,522
                                                                          ===========            ===========

LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES
     Short-term bank loans                                               $    25,000             $     3,000
     Accounts payable                                                        497,744                 491,977
     Due to affiliates                                                       144,828                 231,152
     Taxes other than income                                                 234,150                 180,143
     Dividends payable                                                        79,500                       -
     Other current liabilities                                               243,188                 275,086
     Current portion of long-term debt                                       345,220                 345,099
     Current portion of capital lease obligation                              13,879                  13,140
                                                                          ----------              ----------
         TOTAL CURRENT LIABILITIES                                         1,583,509               1,539,597

LONG-TERM DEBT                                                             2,009,637               2,047,708
CAPITAL LEASE OBLIGATION                                                     109,456                 116,586
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                  202,332                 199,765
OTHER NONCURRENT LIABILITIES                                                 252,080                 234,710
DEFERRED INCOME TAXES                                                        546,494                 487,727
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                  28,696                  28,337

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
     Common stock, $1.00 par, 1,000 shares authorized,
        issued and outstanding                                                     1                       1
     Additional capital                                                    1,482,435               1,482,435
     Retained earnings                                                     1,048,114               1,106,656
                                                                       -------------           -------------
         TOTAL SHAREHOLDER'S EQUITY                                        2,530,550               2,589,092
                                                                       -------------           -------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                              $  7,262,754           $   7,243,522
                                                                       =============           =============

                          (See Notes to the Condensed Consolidated Financial Statements.)


                                                 PDV AMERICA, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                               (Dollars in Thousands)

                                                           THREE MONTH PERIODS                SIX MONTH PERIODS
                                                                  ENDED                             ENDED
                                                        JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                          1998             1997             1998             1997
                                                       ----------       ----------       ----------       ----------
REVENUES:
     Net sales                                         $ 2,913,007      $ 3,380,253      $ 5,610,829       $6,585,600
     Sales to affiliates                                    31,280           60,139           82,404          117,518
                                                        ----------       ----------       ----------       ----------
                                                         2,944,287        3,440,392        5,693,233        6,703,118
     Equity in earnings (losses) of affiliates, net         14,341           8,343            41,458           20,134
     Interest income from PDVSA                             15,693           19,586           35,124           39,017
     Other income (expense), net                               976              907            1,622            1,623
                                                           -------          -------        ---------        ---------
                                                         2,975,297        3,469,228        5,771,437        6,763,892
                                                         ---------        ---------        ---------        ---------


COST OF SALES AND EXPENSES:
     Cost of sales and operating expenses                2,752,531        3,255,776        5,288,720        6,433,535
     (including purchases of $914,889,
     $952,624, $1,756,010 and $1,924,829 from
     affiliates)
     Selling, general and administrative expenses           61,692           54,369          121,974           96,718
     Interest expense:
         Capital leases                                      3,648            3,980            7,297            7,960
         Other                                              43,440           50,935           86,814           97,471
     Minority interest in earnings of
         consolidated subsidiary                               402              495              360              732
                                                           -------          -------          -------          -------
                                                         2,861,713        3,365,555        5,505,165        6,636,416
                                                         ---------        ---------        ---------        ---------

INCOME BEFORE INCOME TAXES                                 113,584          103,673          266,272          127,476

INCOME TAXES                                                42,964           25,680          100,314           34,435
                                                        ----------       ----------        ---------       ----------

NET INCOME                                             $    70,620       $   77,993      $   165,958       $   93,041
                                                        ==========       ==========      ===========       ==========


                          (See Notes to the Condensed Consolidated Financial Statements.)


                                                 PDV AMERICA, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in Thousands)


                                                                                   SIX MONTH PERIODS
                                                                                         ENDED
                                                                          JUNE 30, 1998          JUNE 30, 1997
                                                                     ---------------------- ------------------

CASH FLOWS PROVIDED BY (USED BY) OPERATING
ACTIVITIES                                                                $   263,592            $   (140,075)
                                                                          -----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                    (114,985)              (124,342)
     Decrease in restricted cash                                                5,926                  2,665
     Investments in LYONDELL-CITGO Refining Company Ltd.                            -                (45,635)
     Loans to LYONDELL-CITGO Refining Company Ltd.                             (7,000)                     -
     Investments in and advances to affiliates                                 (2,555)                  (717)
     Proceeds from sale of investment                                           7,160                      -
     Other                                                                     13,949                 11,980
                                                                           ----------             ----------
         Net cash used in investing activities                                (97,505)              (156,049)
                                                                           ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net (repayments) borrowings of revolving bank loans                      (37,561)               175,000
     Net proceeds from short-term bank loans                                   22,000                 22,000
     Proceeds from issuance of tax-exempt bonds                                25,000                      -
     Payments on term bank loans                                              (14,705)               (14,706)
     Dividend to parent                                                      (145,000)                     -
     Payments on senior notes of UNO-VEN                                            -               (135,000)
     Repayments of other debt                                                  (3,556)                (3,571)
     Capital contribution from parent                                               -                250,000
     Payments of capital lease obligations                                     (6,390)                (5,574)
                                                                           ----------             ----------
         Net cash (used in) provided by financing activities                 (160,212)               288,149
                                                                           -----------            ----------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                     5,875                 (7,975)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                                         35,268                 32,845
                                                                           ----------             ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                        $    41,143             $   24,870
                                                                          ===========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid during the period for:
         Interest (net of amount capitalized)                             $    91,524             $   103,927
                                                                          ==========-             ===========
         Income taxes, net of refunds received                            $    43,392             $   26,275
                                                                          =========-=             -==========

                          (See Notes to the Condensed Consolidated Financial Statements.)


                                                         6

                                PDV AMERICA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998

1.       Basis of Presentation

     The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1997 and with respect to the interim three and six month periods ended June 30, 1998 and 1997 is unaudited. In the opinion of management, such interim information contains all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K, dated March 30, 1998, for additional information.

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

     Prior to May 1, 1997, Midwest had a 50 percent interest in The Uno-Ven Company ("UNO-VEN"), an Illinois general partnership. Beginning May 1, 1997, pursuant to a distribution of assets from UNO-VEN, PDVMR now owns such former UNO-VEN assets (as defined in the related Partnership Interest Retirement Agreement), and such assets are now operated by CITGO under an operating agreement between PDVMR and CITGO. Accordingly, the 1997 consolidated financial statements reflect the equity in earnings of UNO-VEN for the period from January 1, 1997 to April 30, 1997 and the results of operations and cash flows of PDVMR on a consolidated basis for the period from May 1, 1997 through June 30, 1997.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company had no items of other comprehensive income during the three and six month periods ended June 30, 1998 and 1997.

     Certain reclassifications have been made to the June 30, 1997 financial statements to conform with the classifications used at June 30, 1998.


2.       Inventories

     Inventories at June 30, 1998 have been written down to estimated net realizable value, and results of operations for the periods ending June 30, 1998 include a corresponding charge of $10.2 million. Inventories, primarily at LIFO, consist of the following:




                                 June 30,                 December 31,
                                   1998                       1997
                               -----------                ------------
                               (Unaudited)
                                            (000's Omitted)
Refined products.............  $ 721,435                  $ 734,261
Crude oil....................    226,232                    196,349
Materials and supplies.......     66,932                     69,888
                              ----------                 ----------
                              $1,014,599                 $1,000,498
                              ==========                 ==========

3.       Long-term Debt


                                                                 June 30,      December 31,
                                                                   1998            1997
                                                               -----------     ------------
                                                                 (Unaudited)
                                                                       (000's Omitted)
Senior Notes:
  7.25% Senior Notes $250 million face amount due 1998         $   249,973    $   249,859
  7.75% Senior Notes $250 million face amount due 2000             250,000        250,000
  7.875% Senior Notes $500 million face amount due 2003            497,527        497,330

Revolving Bank Loans:
  Bank of America                                                  120,000        135,000
  Chase                                                             92,000        122,000

Term Bank Loan                                                      44,118         58,823

Shelf Registration:

  7.875% Senior Notes $200 million face amount, due 2006           199,760        199,745

Private Placement:
  8.75% Series A Senior Notes due 1998                              18,750         18,750
  9.03% Series B Senior Notes due 1998 to 2001                     114,286        114,286
  9.30% Series C Senior Notes due 1998 to 2006                     102,273        102,273

Master Shelf Agreement:
  8.55% Senior Notes due 2002                                       25,000         25,000
  8.68% Senior Notes due 2003                                       50,000         50,000
  7.29% Senior Notes due 2004                                       20,000         20,000
  8.59% Senior Notes due 2006                                       40,000         40,000
  8.94% Senior Notes due 2007                                       50,000         50,000
  7.17% Senior Notes due 2008                                       25,000         25,000
  7.22% Senior Notes due 2009                                       50,000         50,000

Tax Exempt Bonds:
  Pollution control revenue bonds due 2004                          15,800         15,800
  Port facilities revenue bonds due 2007                            11,800         11,800
  Illinois pollution control revenue bonds due 2008                 19,850         19,850
  Louisiana wastewater facility revenue bonds due 2023               3,020          3,020
  Louisiana wastewater facility revenue bonds due 2024              20,000         20,000
  Louisiana wastewater facility revenue bonds due 2025              40,700         40,700
  Louisiana wastewater facility revenue bonds due 2026               2,000          2,000
  Gulf Coast solid waste facility revenue bonds due 2025            50,000         50,000
  Gulf Coast solid waste facility revenue bonds due 2026            50,000         50,000
  Gulf Coast solid waste facility revenue bonds due 2028            25,000              -
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026                                         25,000         25,000

Taxable Louisiana Wastewater Facility Revenue Bonds due 2026       118,000        118,000
Cit-Con bank Credit Agreement                                       25,000         28,571
                                                               -----------    -----------

                                                                 2,354,857      2,392,807
Less Current Portion of Long-term Debt                            (345,220)      (345,099)
                                                               -----------    -----------
                                                               $ 2,009,637    $ 2,047,708
                                                               ===========    ===========


     On April 29, 1998, CITGO issued $25 million of Gulf Coast Industrial
Development Authority Solid Waste Disposal Revenue Bonds due 2028.


     On May 13, 1998, CITGO terminated its $675 million revolving bank loan and replaced it with (i) a $400 million, five year, revolving bank loan and (ii) a $150 million, 364 day, revolving bank loan.

4.       Commitments and Contingencies

     Litigation and Injury Claims -- Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. The Companies are vigorously contesting or pursuing, as applicable, such lawsuits and claims and believe that their positions are sustainable. The Companies have recorded accruals for losses they consider to be probable and reasonably estimable. However, due to the uncertainties involved in litigation, there are cases, including the significant matters noted below, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts in excess of the Companies' accruals, it is reasonably possible that such determinations could have a material adverse effect on the Companies' results of operations in a given reporting period. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Companies, management of the Companies believes that the ultimate resolution of these lawsuits and claims would not exceed, by a material amount, the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Companies and, therefore, should not have a material adverse effect on the Companies' financial condition, results of operations or liquidity.

     Litigation is pending in the U.S. District Court for the Western District of Louisiana against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles refining complex; the plaintiffs seek injunctive relief and monetary damages. The U.S. Fifth Circuit Court of Appeals has upheld the trial court's denial of class certification; the plaintiffs are seeking rehearing of this ruling.

     In a case currently pending in the United States District Court for the Northern District of Illinois, Oil Chemical and Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against UNO-VEN to assert claims against CITGO, PDVSA, the Company, PDVMR and UNOCAL pursuant to Section 301 of the Labor Management Relations Act ("LMRA"). This complaint alleges that CITGO and the other defendants constitute a single employer, joint employers or alter-egos for purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois, petroleum refinery. On May 1, 1997, in a transaction involving the former partners of UNO-VEN, the

Lemont refinery was transferred to PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but did not assume the existing labor agreement. The union seeks compensation for monetary differences in medical, pension and other benefits between the CITGO and UNO-VEN plans and reinstatement of all of the UNO-VEN benefit plans. The union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the union and UNO-VEN. On June 18, 1998, the trial court granted the motions for summary judgment filed by CITGO and the other defendants; the union has appealed this ruling.

     There is a class action lawsuit pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities filed in 1993 for damages to residential properties located in the vicinity of the industrial facilities. The suit claims that the value of properties has been reduced, as a result of air, soil and groundwater contamination occasioned by operations of the industrial facilities owned by CITGO and other defendants. Two related personal injury and wrongful death lawsuits were also filed in 1996 and are in preliminary stages of discovery at this time. CITGO and other defendants appealed the trial court's certification of the class action to the Texas Supreme Court.

     In 1997, CITGO signed an agreement to settle the property damage class action claims for approximately $17.3 million, the substantial portion of which related to the purchase of approximately 290 properties in one of the adjacent neighborhoods. Of this amount, $15.7 million was expensed in 1997. The Court appointed a guardian to review the proposed settlement terms. The Texas Supreme Court subsequently decided to consider CITGO's appeal of the class certification; that action raised questions whether the trial court had authority to proceed with the settlement. Additionally, the trial court sought to impose additional settlement conditions that were unacceptable to CITGO. For these reasons, CITGO opposed approval and enforcement of the settlement agreement as it was revised and pursued its appeal of the class certification to the Texas Supreme Court.

     The Texas Supreme Court ruled in July 1998 that it declined to hear the appeal of the class certification. CITGO will seek reconsideration of this ruling but it is not likely that the Supreme Court will reverse itself. The case will likely be remanded to the district court for trial; however, if the settlement agreement is enforced by the trial court, CITGO could be liable for the balance of the settlement amount after deductions for amounts it has paid related to its purchase of properties. CITGO has agreed to purchase 245 of the properties it sought to acquire and will receive settlements of property damage claims in connection with such purchases. CITGO has offers open to purchase the remaining properties.

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

     At June 30, 1998, the Companies had $57.5 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various Companies' sites, including, but not limited to, the Companies' operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

     Derivative Commodity and Financial Instruments -- The Companies enter into petroleum futures contracts primarily to reduce their inventory exposure to market risk. The Companies also buy and sell commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. Non-hedging activity in the first quarter of 1998 resulted in an immaterial gain that was recorded in that period; there was no such activity in the quarter ended June 30, 1998.

     The Companies have only limited involvement with other derivative financial instruments and generally do not use them for trading purposes. Generally, they are used to manage well-defined interest rate and commodity price risks arising out of the Companies' core activities. The Companies have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at June 30, 1998, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.4 million. In connection with the determination of said fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.


5.       Related Party Transactions

     On April 8, 1998, PDVSA Petroleo y Gas, S.A. notified CITGO and other companies to whom it supplies crude oil of reductions in crude production as well as a declaration of force majeure on its long-term crude supply contracts pursuant to orders from the government of the Republic of Venezuela. The impacts on CITGO include (i) a 25,000 barrel per day reduction in crude supply to its asphalt refineries; (ii) an increase in the specific gravity of the crude oil supplied to its other refineries which precludes optimal use of the Company's refining facilities; and
(iii) an increase in the specific gravity of the crude oil supplied to LYONDELL-CITGO which precludes optimal use of its refining facilities. With respect to its asphalt operations, CITGO is attempting to secure alternate asphalt supplies. With respect to its light fuels refineries, CITGO is attempting to minimize the effect of the change in specific gravity by seeking alternate supplies and by adjusting its operations. It is not possible to determine the effect of this development on CITGO's future operations because of the uncertainties concerning CITGO's ability to continue to mitigate the impact of the actions described above and the duration of this situation.

6.       Changes in Shareholder's Equity

     The Company declared dividends to be paid to its parent company, PDV Holding, totaling $224.5 million in the first six months of 1998. The balance of dividends payable of $79.5 million at June 30, 1998 was paid in July, 1998.

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

     In the second quarter ended June 30, 1998, the Company generated net income of $70.7 million on revenue of $3.0 billion compared to net income of $78.0 million on revenues of $3.5 billion for the same period last year. In the six month period ended June 30, 1998, the Company generated net income of $166.0 million on revenue of $5.8 billion compared to net income of $93.0 million on revenues of $6.8 billion for the same period last year. The improvement in the six months ended June 30, 1998 is due primarily to a general decline in the cost of goods sold, especially reductions in the cost of crude oil relative to the selling price of refined products, which occurred primarily in the three months ended March 31, 1998, as well as the inclusion of PDVMR's results of operations. In both the three and six month periods ended June 30, 1998, the comparison is also affected by a favorable resolution of a significant tax issue with the Internal Revenue Service ("IRS") which reduced the income tax expense that CITGO recorded in the quarter ended June 30, 1997.

     CITGO's revenue accounted for over 99% of PDV America's consolidated revenues in the first six months of 1998 and 1997. PDVMR's sales of $200 million for the three month period ended June 30, 1998 and $477 million for the six month period ended June 30, 1998 were primarily to CITGO and, accordingly, these were eliminated in consolidation. However, the operations of PDVMR, including its investment in a needle-coker company ("Needle-Coker"), contributed approximately $48 million to the Companies' consolidated gross margin and $45 million to PDV America's consolidated income before interest and taxes for the six months ended June 30, 1998.

Results of Operations

     The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three and six month periods ended June 30, 1998 and 1997:



                                    Three Months             Six Months             Three Months         Six Months
                                   Ended June 30,           Ended June 30,          Ended June 30,      Ended June 30,
                                   --------------           --------------          --------------      --------------
                                   1998        1997      1998        1997        1998      1997      1998        1997
                                   ----        ----      ----        ----        ----      ----      ----        ----
                                             ($ in millions)                                 (MM gallons)
Gasoline                          $1,736     $1,952     $3,316     $3,773      3,361      2,998      6,520      5,635
Jet fuel                             210        286        414        647        456        504        884      1,055
Diesel/#2 fuel                       500        600      1,024      1,274      1,212      1,087      2,370      2,156
Petrochemicals, industrial
products and other products          217        304        472        533        561        499      1,077        856
Asphalt                               87        122        110        157        228        216        280        279
Lubricants and waxes                 117        120        225        224         60         62        115        116
                                  ------     ------     ------     ------     ------     ------     ------     ------
     Total refined products
     sales                        $2,867     $3,384     $5,561     $6,608      5,878      5,366     11,246     10,097
Other sales                           77         56        132         95
                                                                              ------     ------     ------     ------
     Total sales                  $2,944     $3,440     $5,693     $6,703      5,878      5,366     11,246     10,097
                                  ======     ======     ======     ======     ======     ======     ======     ======

     The following table summarizes PDV America's cost of sales and operating expenses for the three and six month periods ended June 30, 1998 and 1997:



                                PDV America's Cost of Sales and Operating Expenses


                                                          Three Months                           Six Months
                                                         Ended June 30,                        Ended June 30,
                                              ------------------------------------  -----------------------------
                                                    1998               1997               1998               1997
                                              -----------------  -----------------  -----------------  ----------
                                                         ($ in millions)                     ($ in millions)

Crude oil                                         $  648            $  924             $  1,307          $ 1,637
Refined products                                   1,525             1,745                2,712            3,687
Intermediate feedstocks                              233               262                  497              547
Refining and manufacturing costs                     243               236                  477              430
Other operating costs and expenses                   104                89                  296              133
     and inventory changes                        ------            ------              -------           ------

     Total cost of sales and operating            $2,753            $3,256             $  5,289          $ 6,434
     expenses

     Sales revenues and volumes. Sales decreased $496 million, or approximately 14%, in the three month period ended June 30, 1998 and by $1,010 million, or 15%, in the six month period ended June 30, 1998 as compared to the same periods in 1997. Total sales volumes increased by 10% from 5,366 million gallons in the second quarter of 1997 to 5,878 million gallons in the second quarter of 1998, and increased by 11% from 10,097 million gallons in the first six months of 1997 to 11,246 million gallons in the first six months of 1998. The decreases in most product sales prices, partially offset by the increase in volumes, resulted in the decrease in revenues.

     Sales volumes of light fuels (gasoline, diesel/# 2 fuel and jet fuel) excluding bulk sales made for logistical reasons decreased by 7% in the second quarter of 1998 as compared to the second quarter of 1997, and decreased by 4% in the first six months of 1998 as compared to the same period in 1997. Gasoline, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume decreases of 3%, 12% and 22%, respectively, in the second quarter of 1998, compared to the second quarter of 1997. Gasoline, excluding bulk sales, had a sales volume increase of 1% in the first six months of 1998 compared to the first six months of 1997. For the six month period ended June 30, 1998 versus the same period in 1997, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume decreases of 3% and 25%, respectively.

     Sales prices of gasoline, excluding bulk sales, have decreased for the three month period ended June 30, 1998 as compared to the same period in 1997. The average decrease for the second quarter of 1998 over the second quarter of 1997 is 13 cents per gallon, or a 19% decrease. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, both decreased 13 cents, or 22% and 23%, respectively, in the second quarter of 1998 as compared to the same period in 1997. For the six month period ended June 30, 1998, gasoline prices, excluding bulk sales, decreased approximately 23% and jet fuel and diesel/#2 fuel prices both decreased approximately 25% from prices for the same period in 1997.

     To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells in bulk gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. An affiliate of PDVSA entered into an agreement to acquire a 50% equity interest in a refinery in Chalmette, Louisiana in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 1998. Placing this new supply into the distribution network has resulted in a sharp increase in the volume of bulk purchases and sales. In addition, a management decision to reduce inventory levels has also contributed to the increase in the volume of such transactions. Such sales increased by $190 million, or 33%, from $580 million in the three month period ended June 30, 1997 to $770 million in the same period in 1998. The increase in revenue for the quarter ended June 30, 1998 is a result of a 70% increase in volumes offset by a 22% decrease in sales prices between the quarters. Sales revenue of gasoline alone increased by $143 million, or 44% for the second quarter ended June 30, 1998 as compared to the same period in 1997. The increase in gasoline sales is the result of an 83% increase in volumes offset by a 21% decrease in sales prices between the quarters. Such sales revenue increased by $208 million, or 16%, from $1,264 million in the six month period ended June 30, 1997 to $1,472 million in the same period in 1998. The increase in revenue for the six month period ended June 30, 1998 is a result of a 56% increase in volumes offset by a 25% decrease in sales prices between the periods. Sales revenue of gasoline alone increased by $238 million, or 37% for the six month period ended June 30, 1998 as compared to the same period in 1997. The increase in sales revenue is the result of a 82% increase in volumes offset by a 25% decrease in sales prices between the periods.

     Petrochemicals and industrial products sales revenues decreased 32% and 3%, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, and decreased 19% and increased 14%, respectively, for the six months ended June 30, 1998 versus the six months ended June 30, 1997. The petrochemicals revenue decreases were the result of a 29% decrease in unit sales price, and a 5% decrease in sales volume for the second quarter of 1998 and a 27% decrease in unit sales price, and an 11% increase in volume for the six month period ended June 30, 1998, as compared to the same periods in 1997. The industrial products revenue decrease for the quarter was the result of a 14% decrease in unit sales prices and a 13% increase in sales volume for the second quarter of 1998 as compared to the same period in 1997, and the increase for the six month period was the result of a 31% increase in sales volume and a 13% decrease in unit sales price for the six month period ended June 30, 1998, as compared to the same period in 1997.

     Asphalt sales revenues decreased $35 million and sales volumes increased 5% in the second quarter of 1998, and sales revenue increased $47 million and sales volume increased less than 1% in the first six months of 1998, as compared to the same periods in 1997. Asphalt sales prices decreased 33% in the second quarter of 1998, and 31% in the first six months of 1998, as compared to the same periods in 1997.

     Equity in earnings (losses) of affiliates - net. Equity in earnings of affiliates increased by $6.0 million for the three month period and increased $21 million for the six month period ended June 30, 1998, as compared to the same periods in 1997. The increase was primarily due to the change in the equity in the earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO"), which increased $18 million, from $10 million in the first six months of 1997 to $28 million in the first six months of 1998. This increase is due primarily to the change in CITGO's interest in LYONDELL-CITGO which increased from approximately 13% at March 31, 1997 to approximately 42% on April 1, 1997 and the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997. This increase in equity in earnings has also been increased by approximately $0.5 million of equity in the earnings of UNO-VEN (see Note 1 above) for the first six months of 1997, and $3.8 million in equity in earnings of Needle-Coker for the first six months of 1998. The increase for the three month period ended June 30, 1998 as compared to the same period in 1997 is primarily due to equity in the earnings of Needle-Coker of $1.6 million as compared to a loss from equity in the earnings of UNO-VEN of $4 million in 1997.

     Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $503 million or 15%, in the quarter ended June 30, 1998, and decreased $1,145 million or 18%, in the six month period ended June 30, 1998, as compared to the same periods in 1997. Lower crude oil costs (a decrease from $924 million in the second quarter of 1997 to $648 million in the second quarter of 1998) resulted from a decrease in crude prices, and a decrease in crude oil volumes purchased. Crude oil costs decreased from $1,637 million in the six month period ended June 30, 1997 to $1,307 million in the first six months of 1998, the result of a decrease in crude prices offset by an increase in crude oil volumes purchased. Refined product purchases decreased in the second quarter of 1998 as compared to the same quarter in 1997 from $1,745 million to $1,525 million and decreased in the first six months of 1998 as compared to the same period in 1997 from $3,687 million to $2,712 million. The changes resulted from decreases in prices partially offset by increases in refined product purchase volumes. Intermediate feedstock purchases decreased to $233 million in the second quarter of 1998 from $262 million in the second quarter of 1997, and decreased to $497 million for the first six months of 1998 from $547 million for the first six months of 1997. Refining and manufacturing costs increased in the second quarter from $236 million to $243 million and in the six month period ended June 30 from $430 million to $477 million, due primarily to the inclusion of the Lemont refinery in the first six months of 1998 which was not consolidated until May 1, 1997. Depreciation and amortization expense increased by $9 million, from $56 million to $65 million between the quarters ended June 30, 1997 and 1998, respectively, and $24 million, from $105 million to $129 million between the six month periods ended June 30, 1997 and 1998, respectively. Inventories at June 30, 1998 have been written down to estimated net realizable value, and cost of sales and operating expenses for the periods ending June 30, 1998 include a corresponding charge of $10.2 million.

     The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 55% and 54% of total cost of sales and operating expenses for the second quarters of 1998 and 1997, respectively, and 51% and 57% for the first six months of 1998 and 1997, respectively. The Companies estimate that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the wholesale margin received on the produced refined products. However, purchased products are not segregated from the Companies' produced products and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. The Companies anticipate that their purchased refined product volume requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, the Companies do not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of the Companies which would impact the volume of refined products purchased and profit margins.

     CITGO is a party to a contract with an affiliate of Occidental Petroleum Corporation for the purchase of light, sweet crude oil to produce lubricants. This contract expires on August 31, 1998. In 1997, purchases under this contract averaged 47 thousand barrels per day. CITGO has entered into a contract with PDVSA for the purchase of 400 thousand to 800 thousand barrels per month of sweet crude. Spot purchases will supplement this volume.

     Gross margin. The gross margin for the three month period ended June 30, 1998 was $191 million, or 6.5%, compared to $184 million, or 5.3% for the same period in 1997. The gross margin for the six month period ended June 30, 1998 was $404 million or 7.0% compared to $269 million or 4.0% for the six month period ended June 30, 1997. In the quarter ended June 30, 1998, both the revenue per gallon and cost per gallon components of gross margin declined by approximately 22%. In the six month period ended June 30, 1998, the revenue per gallon component declined by approximately 24% while the cost per gallon component declined by approximately 26%. The reduction in the cost of crude oil relative to the selling price of refined product is the primary reason for the change in gross margins per gallon for the three and six month periods ended June 30, 1998 compared to the same periods in 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased in the second quarter of 1998 by 13%, from $54 million in the second quarter of 1997 to $62 million in the second quarter of 1998, and increased 26% from $97 million in the first six months of 1997 to $122 million in the same period in 1998. These increases are due primarily to salary and related burden allocations and increases in advertising expense, as well as the inclusion of PDVMR expenses in the consolidated statement of income of PDV America since May 1, 1997 (which were $2 million for the period ended June 30, 1997 and $3 million and $5 million for the three and six month periods ended June 30, 1998).

     Interest expense. Interest expense decreased by approximately $8 million, or 14% (from $55 million to $47 million), for the second quarter ended June 30, 1998, and decreased year-to-date by approximately $11 million, or 11% (from $105 million to $94 million), as compared to the same periods in 1997. The primary reason for the reduction in interest expense is the sharp reduction in the use of CITGO's revolving bank loan in the periods ended June 30, 1998 compared to the same periods ended June 30, 1997.

     Income taxes. Income taxes reported were based on an effective tax rate of 38% for the six month period ended June 30, 1998 and 27% for the comparable period in 1997. The prior year effective tax rate was unusually low due to a favorable resolution of a significant tax issue in the last IRS audit. In addition, the effective tax rate increased slightly due to a decrease in the effective tax rate impact of the dividend exclusion deduction, offset in part by a decrease in state income taxes.

Liquidity and Capital Resources

     For the six month period ended June 30, 1998, the Company's consolidated net cash provided by operating activities totaled approximately $264 million. Net income of $166 million and depreciation and amortization of $132 million were reduced by net changes in other items of $31 million. The more significant changes in other items included a decrease in accounts receivable (including amounts due from affiliates) of $110 million and an increase in deferred taxes of $58 million, which were partially offset by decreases in accounts payable (including amounts due to affiliates) of $4 million, increases in other assets of $62 million, and decreases in other liabilities of $126 million.

     Net cash used in investing activities totaled $98 million for the six month period ended June 30, 1998 consisting primarily of capital expenditures of $115 million (compared to $124 million for the same period in 1997) and additional investments in and loans to LYONDELL-CITGO of $7 million (compared to $46 million for the same period in 1997) partially offset by proceeds from other items, primarily the sale of property, plant and equipment of $14 million, a decrease in restricted cash of $6 million and proceeds on sale of a subsidiary, Petro-Chemical Transport, of $7 million.

     Net cash used in financing activities totaled $160 million for the six month period ended June 30, 1998 consisting primarily of dividends paid to the parent company of $145 million, $38 million net repayment on revolving bank loans and $15 million payment on term bank loans, partially offset by proceeds from short-term bank loans of $22 million and $25 million in proceeds from issuance of tax-exempt revenue bonds.

     As of June 30, 1998, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $430 million, $130 million of uncommitted short-term borrowing facilities with various banks and $33 million under PDVMR's committed bank facilities. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Companies' management believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet recently anticipated future obligations as they arise. The Companies periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

     The Companies believe that they are in compliance with their obligations under their debt financing arrangements at June 30, 1998.

Derivative Commodity and Financial Instruments

     The Companies enter into petroleum futures contracts primarily to reduce their inventory exposure to market risk. The Companies also buy and sell commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. Non-hedging activity in the first quarter of 1998 resulted in an immaterial gain that was recorded in that period; there was no such activity in the quarter ended June 30, 1998.

     The Companies have only limited involvement with other derivative financial instruments and generally does not use them for trading purposes. Generally, they are used to manage well defined interest rate and commodity price risks arising out of the Companies' core activities. The Companies have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at June 30, 1998, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.4 million. In connection with the determination of said fair market value, the Companies consider the creditworthiness of counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Companies related to these instruments to be insignificant during the periods presented.

New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Companies have not determined the impact on the financial statements that may result from the adoption of SFAS No. 133, which is required no later than January 1, 2000.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

     For a description of certain recent developments, see Note 4 to the Condensed Consolidated Financial Statements (unaudited) for the Three Month and Six Month Periods Ended June 30, 1998, included in Part I hereof.

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

                                 PDV AMERICA, INC.


Date: August 14, 1998                /s/ LUIS URDANETA
                                 ---------------------
                                   Luis Urdaneta
                                   President, Chief Executive and
                                   Financial Officer


Date: August 14, 1998                 /s/ JOSE I. MORENO
                                  ----------------------
                                    Jose I. Moreno
                                    Secretary