Form 10-Q
period 1998-09-30
PDV AMERICA INC
filed 1998-11-13
CIK 906422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1998

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $1.00 par value                         1,000
    -----------------------------                         -----
               (Class)                      (Outstanding at October 31, 1998)

                               Page 1 of 27 Pages

                                PDV AMERICA, INC.

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1998

                                Table of Contents
                                                                         Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS..............................3

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets --
           September 30, 1998 and December 31, 1997.......................4

           Condensed Consolidated Statements of Income --
           Three-Month Periods Ended September 30, 1998 and 1997
           Nine-Month Periods Ended September 30, 1998 and 1997...........5

           Condensed Consolidated Statements of Cash Flows --
           Nine-Month Periods Ended September 30, 1998 and 1997...........6

           Notes to the Condensed Consolidated Financial Statements.......7

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations..............15

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.............................................26

  Item 6.  Exhibits and Reports on Form 8-K..............................26

SIGNATURES...............................................................27

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

               This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to Year 2000 matters, capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined product and capital resources available to the Companies (as defined herein) are forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Companies' products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America, Inc. believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Companies, no assurances can be given that such expectations will prove to have been correct.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)


                                PDV AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998         1997
                                                        ------       -----
                                                      (Unaudited)

ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                       $  351,152  $   35,268
     Accounts receivable, net                           622,696     666,264
     Due from affiliates                                 29,693      55,883
     Inventories                                      1,024,503   1,000,498
     Current portion of notes receivable from PDVSA        --       250,000
     Prepaid expenses and other                          26,962      20,872
                                                     ----------  ----------
          TOTAL CURRENT ASSETS                        2,055,006   2,028,785

NOTES RECEIVABLE FROM PDVSA                             750,000     750,000
PROPERTY, PLANT AND EQUIPMENT - NET                   3,418,687   3,427,983
RESTRICTED CASH                                           9,436       6,920
INVESTMENTS IN AFFILIATES                               825,646     841,323
OTHER ASSETS                                            244,916     188,511
                                                     ----------  ----------

TOTAL ASSETS                                         $7,303,691  $7,243,522
                                                     ==========  ==========

LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES
     Short-term bank loans                           $     --    $    3,000
     Accounts payable                                   455,828     491,977
     Due to affiliates                                  199,117     231,152
     Taxes other than income                            551,194     180,143
     Taxes currently payable                             23,949        --
     Other current liabilities                          217,192     275,086
     Current portion of long-term debt                   65,828     345,099
     Current portion of capital lease obligation         13,879      13,140
                                                     ----------  ----------
          TOTAL CURRENT LIABILITIES                   1,526,987   1,539,597

LONG-TERM DEBT                                        1,987,444   2,047,708
CAPITAL LEASE OBLIGATION                                109,456     116,586
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS             203,560     199,765
OTHER NONCURRENT LIABILITIES                            251,804     234,710
DEFERRED INCOME TAXES                                   579,421     487,727
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY             29,100      28,337

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
     Common stock, $1.00 par,
        1,000 shares authorized,
        issued and outstanding                                 1           1
     Additional capital                                1,482,435   1,482,435
     Retained earnings                                 1,133,483   1,106,656
                                                      ----------  ----------
          TOTAL SHAREHOLDER'S EQUITY                   2,615,919   2,589,092
                                                      ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $7,303,691  $7,243,522
                                                      ==========  ==========

         (See Notes to the Condensed Consolidated Financial Statements.)


                                PDV AMERICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                                              THREE-MONTH PERIODS            NINE-MONTH PERIODS
                                                     ENDED                         ENDED
                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                            1998           1997             1998           1997
                                        -------------   -------------   -------------   -------------
REVENUES:
  Net sales                              $  2,681,613   $  3,513,032   $  8,292,442   $ 10,098,632
  Sales to affiliates                          50,285         51,073        132,689        168,591
                                         ------------   ------------   ------------   ------------
                                            2,731,898      3,564,105      8,425,131     10,267,223
  Equity in earnings of affiliates, net        25,533         25,688         66,991         45,822
  Interest income from PDVSA                   16,369         19,432         55,232         58,294
  Other income (expense), net                  (4,470)       (11,032)        (6,587)        (9,254)
                                         ------------   ------------   ------------   ------------
                                            2,769,330      3,598,193      8,540,767     10,362,085
                                         ------------   ------------   ------------   ------------


COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses      2,523,825      3,313,878      7,812,545      9,747,413
  Selling, general and administrative
  expenses                                     63,456         59,434        185,430        156,152
  Interest expense:
       Capital leases                           3,469          3,818         10,766         11,778
       Other                                   41,368         50,693        128,182        148,164
  Minority interest in earnings of
       consolidated subsidiary                    404            498            764          1,230
                                         ------------   ------------   ------------   ------------
                                            2,632,522      3,428,321      8,137,687     10,064,737
                                         ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                    136,808        169,872        403,080        297,348

INCOME TAXES                                   51,439         65,541        151,753         99,976
                                         ------------   ------------   ------------   ------------

NET INCOME                               $     85,369   $    104,331   $    251,327   $    197.372
                                         ============   ============   ============   ============


         (See Notes to the Condensed Consolidated Financial Statements.)


                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                  NINE-MONTH PERIODS
                                                                        ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 1998            1997
                                                             -------------   -------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                    $ 806,183       $ 108,423
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                       (164,213)       (190,322)
     Proceeds from notes receivable from PDVSA                   250,000            --
     Decrease in restricted cash                                  (2,516)          2,547
     Investments in LYONDELL-CITGO Refining Company Ltd.            --           (45,635)
     Loans to LYONDELL-CITGO Refining Company Ltd.               (19,800)           --
     Investments in and advances to affiliates                    (5,030)           (717)
     Proceeds from sale of investment                              7,160            --
     Other                                                        17,947          21,697
                                                               ---------       ---------
          Net cash provided by (used in) investing activities     83,548        (212,430)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net repayments of revolving bank loans                     (173,000)         (5,000)
     Net (repayments of) proceeds from short-term bank loans      (3,000)         32,000
     Proceeds from issuance of tax-exempt bonds                   47,200            --
     Proceeds from issuance of taxable bonds                     100,000            --
     Payments on term bank loan                                  (58,823)        (22,059)
     Dividend to parent                                         (224,500)           --
     Payments of Senior Notes                                   (250,000)           --
     Payments on senior notes of UNO-VEN                            --          (135,000)
     Repayments of other debt                                     (5,334)         (5,357)
     Capital contribution from parent                               --           250,000
     Payments of capital lease obligations                        (6,390)         (5,521)
                                                               ---------       ---------
          Net cash (used in) provided by financing activities   (573,847)        109,063
                                                               ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS                            315,884           5,056

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    35,268          32,844
                                                               ---------       ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                             $ 351,152       $  37,900
                                                               =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)                 $ 141,582       $ 159,267
                                                               =========       =========
          Income taxes, net of refunds received                $  47,097       $  25,227
                                                               =========       =========


         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

             THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998

1.      Basis of Presentation

               The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1997 and with respect to the interim three- and nine-month periods ended September 30, 1998 and 1997 is unaudited. In the opinion of management, such interim information contains all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of such periods. The results of operations for the three- and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K, dated March 30, 1998, for additional information.

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

               Prior to May 1, 1997, Midwest had a 50 percent interest in The Uno-Ven Company ("UNO-VEN"), an Illinois general partnership. Beginning May 1, 1997, pursuant to a distribution of assets from UNO-VEN, PDVMR now owns such former UNO-VEN assets (as defined in the related Partnership Interest Retirement Agreement), and such assets are now operated by CITGO under an operating agreement between PDVMR and CITGO. Accordingly, the 1997 consolidated financial statements reflect the equity in earnings of UNO-VEN for the period from January 1, 1997 to April 30, 1997 and the results of operations and cash flows of PDVMR on a consolidated basis from May 1, 1997.

               Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company had no items of other comprehensive income during the three- and nine-month periods ended September 30, 1998 and 1997.

               Certain reclassifications have been made to the September 30, 1997 financial statements to conform with the classifications used at September 30, 1998.


2.      Inventories

               Inventories at September 30, 1998 have been written down to estimated net realizable value, and results of operations for the three- and nine-month periods ending September 30, 1998 include corresponding charges of $14.6 million and $24.8 million, respectively. Inventories, primarily at LIFO, consist of the following:




                                          September 30,        December 31,
                                               1998                1997
                                          -------------        ------------
                                           (Unaudited)
                                                     (000's Omitted)
Refined products.........................  $719,790             $734,261
Crude oil................................   238,496              196,349
Materials and supplies...................    66,217               69,888
                                         ----------           ----------
                                         $1,024,503           $1,000,498
                                         ==========           ==========

3.      Long-term Debt


                                                              September 30,       December 31,
                                                                   1998               1997
                                                                   -----             -----
                                                               (Unaudited)
                                                                        (000's Omitted)
Senior Notes:
  7.25% Senior Notes $250 million face amount due 1998           $      --     $   249,859
  7.75% Senior Notes $250 million face amount due 2000               250,000       250,000
  7.875% Senior Notes $500 million face amount due 2003              497,611       497,330

Revolving Bank Loans:
  Bank of America                                                       --         135,000
  Chase                                                               84,000       122,000

Term Bank Loan                                                          --          58,823

Shelf Registration:

  7.875% Senior Notes $200 million face amount, due 2006             199,768       199,745

Private Placement:
  8.75% Series A Senior Notes due 1998                                18,750        18,750
  9.03% Series B Senior Notes due 1998 to 2001                       114,286       114,286
  9.30% Series C Senior Notes due 1998 to 2006                       102,273       102,273

Master Shelf Agreement:
  8.55% Senior Notes due 2002                                         25,000        25,000
  8.68% Senior Notes due 2003                                         50,000        50,000
  7.29% Senior Notes due 2004                                         20,000        20,000
  8.59% Senior Notes due 2006                                         40,000        40,000
  8.94% Senior Notes due 2007                                         50,000        50,000
  7.17% Senior Notes due 2008                                         25,000        25,000
  7.22% Senior Notes due 2009                                         50,000        50,000

Tax Exempt Bonds:
  Pollution control revenue bonds due 2004                            15,800        15,800
  Port facilities revenue bonds due 2007                              11,800        11,800
  Illinois pollution control revenue bonds due 2008                   19,850        19,850
  Louisiana wastewater facility revenue bonds due 2023                 3,020         3,020
  Louisiana wastewater facility revenue bonds due 2024                20,000        20,000
  Louisiana wastewater facility revenue bonds due 2025                40,700        40,700
  Louisiana wastewater facility revenue bonds due 2026                 2,000         2,000
  Gulf Coast solid waste facility revenue bonds due 2025              50,000        50,000
  Gulf Coast solid waste facility revenue bonds due 2026              50,000        50,000
  Gulf Coast solid waste facility revenue bonds due 2028              25,000          --
  Industrial development facilities revenue bonds due 2028            22,200
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026                                           25,000        25,000


Taxable Bonds:
     Louisiana wastewater facility revenue bonds due 2026            118,000       118,000
     Gulf Coast environmental facilities revenue bonds due 2028      100,000
Cit-Con bank Credit Agreement                                         23,214        28,571
                                                                 -----------   -----------

                                                                   2,053,272     2,392,807
Less Current Portion of Long-term Debt                               (65,828)     (345,099)
                                                                 -----------   -----------
                                                                 $ 1,987,444   $ 2,047,708
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

               On August 26, 1998, CITGO issued $22.2 million of Industrial Development Corporation of Port of Corpus Christi -- Environmental Facilities Revenue Bonds due 2028. Also on that date, CITGO issued $100 million of Gulf Coast Industrial Development Authority -- Environmental Facilities Revenue Bonds due 2028.

               On September 3, 1998, CITGO terminated its term bank loan.

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

               Litigation is pending in the U.S. District Court for the Western District of Louisiana against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles refining complex; the plaintiffs seek injunctive relief and monetary damages. The U.S. Fifth Circuit Court of Appeals has upheld the trial court's denial of class certification and denied the plaintiffs' request for a rehearing of this ruling.

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

               On May 12, 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and returned to full service in early August 1997. CITGO has property damage, business interruption and general liability insurance, which related to this event. As a result, the property damage and business interruption did not have a material adverse effect on the Companies' financial condition or results of operations. CITGO has received approximately 7,500 individual claims for personal injury and property damage, allegedly arising from the incident. Approximately 1,300 of these claims have been resolved for amounts, which individually and collectively are not material. There are presently five lawsuits against CITGO pending in federal and state courts in Corpus Christi, Texas, alleging property damages, personal injury and punitive damages allegedly arising from the incident. A trial involving 10 bellweather plaintiffs out of approximately 400 plaintiffs in one of the federal court lawsuits ended October 29, 1998. Two of these claims were dismissed by the judge and the jury found in CITGO's favor in the other eight, declining to award any damages.

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

               The Texas Supreme Court ruled in July 1998 that it declined to hear the appeal of the class certification and declined to hear CITGO's request for reconsideration of this decision. The case has been remanded to the district court for trial; however, if the settlement agreement is enforced by the trial court, CITGO could be liable for the balance of the settlement amount after deductions for amounts it has paid related to its purchase of properties. CITGO has agreed to purchase 245 of the properties it sought to acquire and will receive settlements of property damage claims in connection with such purchases. CITGO has offers open to purchase the remaining properties.

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

               At September 30, 1998, the Companies had $57.5 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various Companies' sites, including, but not limited to, the Companies' operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

               Derivative Commodity and Financial Instruments -- The Companies enter into petroleum futures contracts primarily to reduce their inventory exposure to market risk. The Companies also buy and sell commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. In the three- and nine- month periods ended September 30, 1998, non-hedging activity resulted in an immaterial loss and an immaterial gain, respectively, that were recorded in those periods.

               The Companies have only limited involvement with other derivative financial instruments and generally do not use them for trading purposes. Generally, they are used to manage well-defined interest rate and commodity price risks arising out of the Companies' core activities. The Companies have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at September 30, 1998, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.8 million. In connection with the determination of said fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

        The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Companies related to these instruments to be insignificant during the periods presented.

5.      Related Party Transactions

        As previously reported, on April 8, 1998, PDVSA Petroleo y Gas, S.A. notified CITGO and other companies to whom it supplies crude oil of reductions in crude production as well as a declaration of force majeure on its long-term crude supply contracts pursuant to orders from the government of the Republic of Venezuela. The impacts on CITGO included (i) a 25,000 barrel per day reduction in crude supply to its asphalt refineries; (ii) an increase in the specific gravity of the crude oil supplied to its other refineries which precluded optimal use of the Company's refining facilities; and (iii) an increase in the specific gravity of the crude oil supplied to LYONDELL-CITGO which precluded optimal use of its refining facilities. However, CITGO is not currently experiencing these impacts.

6.      Changes in Shareholder's Equity

        The Company declared and paid dividends to its parent company, PDV Holding, totaling $224.5 million in the first nine months of 1998.

        In addition, on October 28, 1998, the Company declared and paid a dividend of $44 million to PDV Holding.

7.      Subsequent Events

        Subsequent to September 1998, the Company loaned $260 million to an affiliate, PDVSA Finance, Ltd., in exchange for two promissory notes. The notes bear interest at 8.558%, require quarterly principal payments beginning in 2009, and are due in November 2013.

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

               In the third quarter ended September 30, 1998, the Company generated net income of $85.4 million on revenue of $2.8 billion compared to net income of $104.3 million on revenues of $3.6 billion for the same period last year. In the nine-month period ended September 30, 1998, the Company generated net income of $251.3 million on revenue of $8.5 billion compared to net income of $197.4 million on revenues of $10.4 billion for the same period last year. The decline in net income in the quarter ended September 30, 1998 compared to the same period in 1997 is due primarily to a decline in gross margin. The improvement in net income in the nine-month period ended September 30, 1998 compared to the same period in 1997 is due primarily to an improvement in gross margin. In the nine-month period ended September 30, 1998, the comparison is also affected by a favorable resolution, in June 1997, of a significant tax issue with the Internal Revenue Service ("IRS") which reduced the income tax expense that the Companies recorded for such nine-month period.

               CITGO's revenue accounted for approximately 99% of PDV America's consolidated revenues in the first nine months of 1998 and 1997. PDVMR's sales of $296 million for the three-month period ended September 30, 1998 and $773 million for the nine-month period ended September 30, 1998 were primarily to CITGO and, accordingly, these were eliminated in consolidation. However, the operations of PDVMR, including its investment in a needle-coker company ("Needle-Coker"), contributed approximately $78 million to the Companies' consolidated gross margin and $78 million to PDV America's consolidated income before interest and taxes for the nine months ended September 30, 1998.

Results of Operations

               The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three- and nine-month periods ended September 30, 1998 and 1997:


                    PDV America's Sales, Revenues and Volumes

                                    Three Months           Nine Months          Three Months           Nine Months
                                 Ended September 30,   Ended September 30,   Ended September 30,   Ended September 30,
                               --------   --------    -------    -------    ------      -------    ------     --------
                                 1998        1997       1998       1997       1998        1997      1998        1997
                               --------   --------    -------    -------    ------      -------    ------     --------
                                             ($ in millions)                               (MM gallons)

Gasoline                        $ 1,566    $ 2,128    $ 4,882    $ 5,901      3,378      3,180      9,898      8,815
Jet fuel                            186        241        600        888        463        424      1,347      1,479
Diesel/#2 fuel                      449        541      1,473      1,815      1,142      1,007      3,512      3,163
Petrochemicals, industrial
products and other products         239        318        711        851        774        532      1,851      1,388
Asphalt                             113        151        223        308        286        280        566        559
Lubricants and waxes                111        127        336        351         57         63        172        179
                                -------    -------    -------    -------    -------    -------    -------    -------
      Total refined products
      sales                     $ 2,664    $ 3,506    $ 8,225    $10,114      6,100      5,486     17,346     15,583
Other sales                          68         58        200        153
                                           -------    -------    -------    -------    -------    -------    -------
      Total sales               $ 2,732    $ 3,564    $ 8,425    $10,267      6,100      5,486     17,346     15,583
                                =======    =======    =======    =======    =======    =======    =======    =======

    The following table summarizes PDV America's cost of sales and operating expenses for the three- and nine-month periods ended September 30, 1998 and 1997:

               PDV America's Cost of Sales and Operating Expenses


                                             Three Months           Nine Months
                                           Ended September 30,   Ended September 30,
                                           -------------------  --------------------
                                            1998       1997       1998        1997
                                           ------     ------    --------    --------
                                            ($ in millions)        ($ in millions)

Crude oil                                  $  676     $1,045      1,983      2,682
Refined products                            1,261      1,577      3,973      5,264
Intermediate feedstocks                       217        304        714        851
Refining and manufacturing costs              234        247        711        677
Other operating costs and expenses
     and inventory changes                    136        141        432        273
                                           ------     ------     ------     ------

     Total cost of sales and operating     $2,524     $3,314     $7,813     $9,747
      expenses                             ======     ======     ======     ======


               Sales revenues and volumes. Sales decreased $832 million, or approximately 23%, in the three-month period ended September 30, 1998 and by $1,842 million, or 18%, in the nine-month period ended September 30, 1998 as compared to the same periods in 1997. Total sales volumes increased by 11% from 5,486 million gallons in the third quarter of 1997 to 6,100 million gallons in the third quarter of 1998, and increased by 11% from 15,583 million gallons in the first nine months of 1997 to 17,346 million gallons in the first nine months of 1998. The decreases in most product sales prices, partially offset by the increase in most volumes, resulted in the decrease in revenues.

               Sales volumes of light fuels (gasoline, diesel/# 2 fuel and jet fuel) excluding bulk sales made for logistical reasons decreased by 8% in the third quarter of 1998 as compared to the third quarter of 1997, and decreased by 5% in the first nine months of 1998 as compared to the same period in 1997. Gasoline, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume decreases of 7%, 14% and 3%, respectively, in the third quarter of 1998, compared to the third quarter of 1997. Gasoline, excluding bulk sales, had a sales volume decrease of 2% in the first nine months of 1998 compared to the first nine months of 1997. For the nine-month period ended September 30, 1998 versus the same period in 1997, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume decreases of 7% and 19%, respectively.

               Sales prices of gasoline, excluding bulk sales, have decreased for the three-month period ended September 30, 1998 as compared to the same period in 1997. The average decrease for the third quarter of 1998 over the third quarter of 1997 is 20 cents per gallon, or a 30% decrease. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, decreased 14 cents and 15 cents, respectively, or 26%, in the third quarter of 1998 as compared to the same period in 1997. For the nine-month period ended September 30, 1998, gasoline, jet fuel and diesel/#2 fuel prices, excluding bulk sales, decreased approximately 25% from prices for the same period in 1997.

               To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells in bulk gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. An affiliate of PDVSA entered into an agreement to acquire a 50% equity interest in a refinery in Chalmette, Louisiana in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 1999. Placing this new supply into the distribution network has resulted in a sharp increase in the volume of bulk purchases and sales. Such sales increased by $81 million, or 13%, from $606 million in the three-month period ended September 30, 1997 to $687 million in the same period in 1998. The increase in revenue for the quarter ended September 30, 1998 is a result of a 61% increase in volume offset by a 29% decrease in sales prices between the quarters. Sales revenue of gasoline alone increased by $49 million, or 14%, for the third quarter ended September 30, 1998 as compared to the same period in 1997. The increase in gasoline sales revenue is the result of a 62% increase in volume offset by a 30% decrease in sales prices between the quarters. Such sales revenue increased by $290 million, or 16%, from $1,870 million in the nine-month period ended September 30, 1997 to $2,160 million in the same period in 1998. The increase in revenue for the nine-month period ended September 30, 1998 is a result of a 58% increase in sales volume offset by a 27% decrease in sales prices between the periods. Sales revenue of gasoline alone increased by $287 million, or 29% for the nine-month period ended September 30, 1998 as compared to the same period in 1997. The increase in gasoline sales revenue is the result of a 75% increase in volume offset by a 27% decrease in sales prices between the periods.

               Petrochemicals and industrial products sales revenues decreased 37% and 24%, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, and decreased 25% and 1%, respectively, for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997. The petrochemicals revenue decreases were the result of a 24% decrease in unit sales price, and an 18% decrease in sales volume for the third quarter of 1998 and a 25% decrease in unit sales price, and a less than 1% increase in volume for the nine-month period ended September 30, 1998, as compared to the same periods in 1997. The industrial products revenue decrease for the quarter was the result of a 24% decrease in unit sales prices and a less than 1% increase in sales volume for the third quarter of 1998 as compared to the same period in 1997, and the decrease for the nine-month period was the result of a 19% increase in sales volume and a 17% decrease in unit sales price for the nine-month period ended September 30, 1998, as compared to the same period in 1997.

               Asphalt sales revenues decreased $38 million and sales volumes increased 2% in the third quarter of 1998, and sales revenue decreased $85 million and sales volume increased 1% in the first nine months of 1998, as compared to the same periods in 1997. Asphalt sales prices decreased 27% in the third quarter of 1998, and 28% in the first nine months of 1998, as compared to the same periods in 1997.

               Equity in earnings (losses) of affiliates - net. Equity in earnings of affiliates decreased by $0.2 million for the three-month period and increased $21.2 million for the nine-month period ended September 30, 1998, as compared to the same periods in 1997. The increase was primarily due to the change in the equity in the earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO"), which increased $20 million, from $29 million in the first nine months of 1997 to $49 million in the first nine months of 1998. This increase is due primarily to the change in CITGO's interest in LYONDELL-CITGO which increased from approximately 13% at March 31, 1997 to approximately 42% on April 1, 1997 and the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997.

               Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $790 million or 24%, in the quarter ended September 30, 1998, and decreased $1,934 million or 20%, in the nine-month period ended September 30, 1998, as compared to the same periods in 1997. Lower crude oil costs (a decrease from $1,045 million in the third quarter of 1997 to $676 million in the third quarter of 1998) resulted from a decrease in crude prices, offset by an increase in crude oil volumes purchased. Crude oil costs decreased from $2,682 million in the nine-month period ended September 30, 1997 to $1,983 million in the first nine months of 1998, the result of a decrease in crude prices offset by an increase in crude oil volumes purchased. Refined product purchases decreased 20% in the third quarter of 1998 as compared to the same quarter in 1997 from $1,577 million to $1,261 million and decreased 25% in the first nine months of 1998 as compared to the same period in 1997 from $5,264 million to $3,973 million. The changes resulted from decreases in prices for the third quarter and for the first nine months of 1998, as compared to the same periods in 1997, partially offset by increases in refined product purchase volumes for the third quarter and for the first nine months of 1998, as compared to the same periods in 1997. Intermediate feedstock purchases decreased 29% to $217 million in the third quarter of 1998 from $304 million in the third quarter of 1997, and decreased 16% to $714 million for the first nine months of 1998 from $851 million for the first nine months of 1997. Intermediate feedstock prices decreased and volume purchased increased between the quarters ended September 30, 1997 and 1998. Intermediate feedstock prices decreased and volumes purchased increased between the nine-month periods ended September 30, 1997 and 1998. Refining and manufacturing costs decreased 5% from $247 million in the third quarter of 1997 as compared to $234 million in the same period in 1998 and increased 5% from $677 million during the nine-month period ended September 30, 1997 to $711 in the same period in 1998. This increase, in part, is a result of the inclusion of PDVMR's refining and manufacturing costs in the consolidated statement of income of PDV America since May 1, 1997. CITGO incurred additional expenses in 1997 associated with a fire and explosion that occurred at the Corpus Christi refinery on May 12, 1997. Depreciation and amortization expense was essentially flat at approximately $57 million for each of the quarters ended September 30, 1997 and 1998, respectively, and increased $23 million, from $165 million to $188 million, between the nine-month periods ended September 30, 1997 and 1998, respectively. This increase, in part, is a result of the inclusion of PDVMR's depreciation and amortization in the consolidated statement of income of PDV America since May 1, 1997. Inventories at September 30, 1998 have been written down to estimated net realizable value, and cost of sales and operating expenses for the three- and nine-month periods ending September 30, 1998 include corresponding charges of $14.6 million and $24.8 million, respectively.

               The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 50% and 48% of total cost of sales and operating expenses for the third quarters of 1998 and 1997, respectively, and 51% and 54% for the first nine months of 1998 and 1997, respectively. The Companies estimate that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the wholesale margin received on the produced refined products. However, purchased products are not segregated from the Companies' produced products and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. The Companies anticipate that their purchased refined product volume requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, the Companies do not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of the Companies which would impact the volume of refined products purchased and profit margins.

               Gross margin. The gross margin for the three-month period ended September 30, 1998 was $208 million, or 8%, compared to $250 million, or 7% for the same period in 1997. The gross margin for the nine-month period ended September 30, 1998 was $613 million or 7% compared to $520 million or 5% for the nine-month period ended September 30, 1997. In the quarter ended September 30, 1998, both the revenue per gallon and cost per gallon components of gross margin declined by approximately 31%. In the nine-month period ended September 30, 1998, the revenue per gallon component declined by approximately 26% while the cost per gallon component declined by approximately 28%. As a result, the gross margin declined approximately one and one-half cents on a per gallon basis in the quarter ended September 30, 1998 compared to the same period in 1997. In the nine months ended September 30, 1998, the gross margin per gallon was essentially flat when compared to the same period in 1997.

               Selling, general and administrative expenses. Selling, general and administrative expenses increased in the third quarter of 1998 by 7%, from $59 million in the third quarter of 1997 to $63 million in the third quarter of 1998, and increased 16% from $156 million in the first nine months of 1997 to $185 million in the same period in 1998. These increases are due primarily to salary and related burden allocations and increases in advertising expense and depreciation, as well as the inclusion of PDVMR expenses in the consolidated statement of income of PDV America since May 1, 1997 (which were $8 million and $4 million for the nine-month periods ended September 30, 1998 and 1997, respectively).

               Interest expense. Interest expense decreased by approximately $10 million, or 18% (from $55 million to $45 million), for the third quarter ended September 30, 1998, and decreased year-to-date by approximately $21 million, or 13% (from $160 million to $139 million), as compared to the same periods in 1997. The primary reason for the reduction in interest expense is the sharp reduction in the use of CITGO's revolving bank loan in the periods ended September 30, 1998 compared to the same periods ended September 30, 1997, as well as the repayment of $250 million of the Company's Senior Notes on August 1, 1998.

               Income taxes. Income taxes reported were based on an effective tax rate of 37% for the nine-month period ended September 30, 1998 and 33% for the comparable period in 1997. The prior year effective tax rate was unusually low due to a favorable resolution of a significant tax issue in the last IRS audit. In addition, the effective tax rate increased slightly due to a decrease in the effective tax rate impact of the dividend exclusion deduction, offset in part by a decrease in state income taxes.

Liquidity and Capital Resources

               For the nine-month period ended September 30, 1998, the Company's consolidated net cash provided by operating activities totaled approximately $806 million. This amount consists of net income of $251 million, depreciation and amortization of $197 million and net changes in other items of $358 million. The more significant changes in other items included an increase in deferred taxes of $86 million and an increase in current liabilities of $269 million.

The primary element of the increase in current liabilities relates to a deferral of federal excise tax deposits.

               Net cash provided by investing activities totaled $84 million for the nine-month period ended September 30, 1998, consisting primarily of the maturity of the $250 million of notes receivable from PDVSA, offset by capital expenditures of $164 million.

               Net cash used in financing activities totaled $574 million for the nine-month period ended September 30, 1998 consisting primarily of payments of Senior Notes of $250 million, dividends paid to the parent company of $225 million, $173 million net repayment on revolving bank loans, $59 million payment on term bank loans, $100 million in proceeds from the issuance of taxable bonds and $47 million in proceeds from issuance of tax-exempt revenue bonds.

               On September 30, 1998, the Companies had a significant cash balance as a result of a deferral of federal excise tax deposits authorized by the United States Congress. This deferral ended in early October 1998 and the Companies subsequently made a $347 million federal excise tax deposit.

               As of September 30, 1998, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $550 million, $155 million of uncommitted short-term borrowing facilities with various banks and $41 million under PDVMR's committed bank facilities. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Companies' management believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet recently anticipated future obligations as they arise. The Companies periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

               The Companies believe that they are in compliance with their obligations under their debt financing arrangements at September 30, 1998.

               Subsequent to September 1998, the Company loaned $260 million to an affiliate, PDVSA Finance, Ltd., in exchange for two promissory notes. The notes bear interest at 8.558%, require quarterly principal payments beginning in 2009, and are due in November 2013.

               On October 28, 1998, the Company declared and paid a dividend of $44 million to PDV Holding.

Derivative Commodity and Financial Instruments

               The Companies enter into petroleum futures contracts primarily to reduce their inventory exposure to market risk. The Companies also buy and sell commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. In the three- and nine-month periods ended September 30, 1998, non-hedging activity resulted in an immaterial loss and an immaterial gain, respectively, that were recorded in those periods.

               The Companies have only limited involvement with other derivative financial instruments and generally do not use them for trading purposes. Generally, they are used to manage well defined interest rate and commodity price risks arising out of the Companies' core activities. The Companies have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at September 30, 1998, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.8 million. In connection with the determination of said fair market value, the Companies consider the creditworthiness of counterparties, but no adjustment was determined to be necessary as a result.

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

Year 2000 Readiness

        General. The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 issue. As the Year 2000 approaches, such systems may be unable to accurately process certain data-based information.

        To mitigate any adverse impact this may cause, the Companies have established a company-wide Year 2000 Project ("Project") to address the issue of computer programs and embedded computer chips that may be unable to correctly function with data involving the Year 2000. The Project is proceeding on schedule. In addition, the Companies are updating major elements of their information systems by implementing programs purchased from SAP America, Inc. ("SAP") and other vendors. The first phase of SAP implementation, which included part of the financial reporting system and the materials management system, was initiated on January 1, 1998. Additional SAP modules and other software will be implemented throughout 1998 and 1999. The total cost of such implementations is estimated to be approximately $112 million, which includes software, hardware, re-engineering and change management. Management has determined that SAP provides an appropriate solution to the Year 2000 issue related to systems for which SAP is implemented. Such systems comprise approximately 80% of the Companies' total information systems. The implementation of SAP and other software programs is 65% to 70% complete, and is on schedule and on budget as of September 30, 1998. Remaining business software systems are expected to be made Year 2000 ready through the Project or they will be replaced.

        The Project. The Companies' Project team is divided into two groups. One group is working with matters related to information systems ("IS") and information technology ("IT"), while the other is analyzing non-IS and non-IT business and asset integrity matters. A risk-based approach toward Year 2000 readiness is being applied to non-SAP systems and processes, with fix-or-replace decisions targeted for the end of 1998. The strategy for achieving Year 2000 business and asset integrity is focused on equipment, software and relationships that are critical to the Companies' primary business operations, including refinery operations, terminal operations, crude oil purchase and shipment operations, and refined product distribution operations. The Companies engaged third-party consultants to review and validate the methodology and organization of the Project. The Project strategy involves a number of phases: Inventory and Assessment of Critical Equipment, Software and Relationships, Contingency Planning, Remediation and Readiness.

        Inventory and assessment of business relationships with customers and suppliers to assure continuity of purchases, sales and inter-company communications began in June 1998. The Companies now require that all new contracts with vendors, suppliers or business partners include a clause covering Year 2000 readiness. The Companies will also seek evidence of Year 2000 readiness from service providers prior to procuring new services. The Inventory and Assessment phase of the Project is scheduled for completion before December 31, 1998.

          While the Project is systematically assessing the Year 2000 readiness of third party suppliers and customers, there can be no guarantee that third parties of business importance to the Companies will successfully and timely reprogram, replace, or test all of their own computer hardware, software and process control system. The Companies have therefore chosen to continue assessment and reevaluation of third party relationships beyond the deadline for completion of other aspects of Inventory and Assessment phases of the Project. Reviews of third party Year 2000 readiness will continue through 1999.

          The Companies have also established a Year 2000 Contingency Planning Team. The strategy for contingency planning includes a review and analysis of existing contingency plans for the Companies' refineries, terminals, pipelines and other operations, in light of potential Year 2000 issues discovered in the Inventory and Assessment phases of the Project. The Contingency Planning phase will also evaluate and implement changes to the existing contingency plans. Contingency plans based on this process are scheduled to be enacted in phases, with completion scheduled for August 1, 1999. Additional planning is underway for the Remediation phase of the Project. Remediation is expected to include technical analysis, testing and, if necessary, retrofitting or replacement of systems and equipment determined to be incapable of reliable operations in the Year 2000. Target for completion of the Remediation phase is August 1, 1999. The final phase of the Project, the Readiness phase, is being conducted concurrent with other Project phases. As systems, equipment, processes and business relationships are determined and documented as Year 2000 ready, Project resources are being shifted to pursue Year 2000 Readiness in remaining areas of the enterprise.

          The following is the Companies' definition of Year 2000 Readiness:

          - Correctly and accurately handle date information before, during and after midnight, December 31, 1999.

          - Function correctly and accurately, and without disruption, before, during and after January 1, 2000.

          - Respond to two-digit year date input in a way that resolves ambiguity as to the century in a disclosed, defined and predetermined manner.

          -   Process all date data to reflect the year 2000 as a leap year.

          - Correctly and accurately recognize the process any date with a year specified as "99" and "00".

          Costs. The estimated total cost of the Project is no more than $35 million. This estimate does not include the Companies' potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Companies participate but are not the managing partner or operator. The total amount expended through September 30, 1998 was approximately $5 million. Approximately 65% of expenditures were for internal costs to conduct the company-wide Inventory and Assessment phase of the Project. The remaining 35% of the cost was for consultants in the specialized areas of project management, contingency planning, information technology, database administration and operations analysis, as well as fees paid to third parties for quality assessment analysis of Project organization and methodology.

          The costs of the Project are being funded with cash from operations. No existing or planned IT projects have been deferred or delayed due to Year 2000 readiness initiatives. The cost of implementing SAP replacement systems is not included in these estimates.

          The majority of estimated future costs for completing the Project are anticipated to be directed toward the replacement and repair of systems and equipment found to be incapable of reliable operation in the Year 2000. Estimates for replacement and repair costs will be refined over time as the Remediation phase progresses.

          Risks. The failure to correct a material Year 2000 problem could result in an interruption, or failure of, certain normal business activities or operations. Because the Companies are dependent, to a very substantial degree, upon the proper functioning of their computer systems and their interaction with third parties, including vendors and customers and their computer systems, a failure of any of these systems to be Year 2000 compliant could have a material adverse effect on the Companies. Failure of this kind could, for example, cause disruption in the supply of crude oil, refinery operations, and the distribution of refined products, lead to incomplete or inaccurate accounting, recording or processing of purchases of supplies or sales of refined products, or result in generation of erroneous results. If not remedied, potential risks include business interruption, financial loss, regulatory actions, reputational harm, and legal liability. Such failures could adversely affect the Companies' results of operations, liquidity and financial condition. Unlike other business interruption scenarios, Year 2000 implications could include multiple simultaneous events which could result in unpredictable outcomes.

        Due the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Companies are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Companies' operations, liquidity or financial position. The Project is expected to significantly reduce the Companies' level of uncertainty about the Year 2000 impact. The Companies believe that, with the implementation of new SAP business systems, other software solutions and the completion of the Project as scheduled, the possibility of significant interruptions of normal business operations should be minimized.

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings

               For a description of certain recent developments, see Note 4 to the Condensed Consolidated Financial Statements (unaudited) for the Three-Month and Nine-Month Periods Ended September 30, 1998, included in Part I hereof.

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

                                   PDV AMERICA, INC.


Date: November 13, 1998                /s/ LUIS URDANETA
                                   -------------------------------
                                           Luis Urdaneta
                                    President, Chief Executive and
                                         Financial Officer


Date: November 13, 1998                 /s/ JOSE I. MORENO
                                    --------------------------------
                                            Jose I. Moreno
                                              Secretary