Form 10-K
period 1998-12-31
PDV AMERICA INC
filed 1999-03-30
CIK 906422

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                       OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from __________to _________

                        Commission File Number 001-12138
                                               ---------

                                PDV America, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                                51-0297556
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              750 Lexington Avenue
                            New York, New York 10022
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)

        Registrant's telephone number, including area code (212) 753-5340
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Securities
                             Exchange Act of 1934:


                                                       Name of Each Exchange
    Title of Each Class                                 on Which Registered
----------------------------------------   -------------------------------------
7-3/4% Senior Notes, Due 2000                      New York Stock Exchange, Inc.
7-7/8% Senior Notes, Due 2003                      New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                      --
     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K:
                                Not Applicable.

        Aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable.

     Number of shares of Common Stock outstanding as of March 1, 1999: 1,000

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                Table of Contents

                                                                            Page
                                                                            ----

FACTORS AFFECTING FORWARD LOOKING STATEMENTS...................................1

                                     PART I
ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.......................................1
ITEM 3.  LEGAL PROCEEDINGS....................................................17
ITEM 4.  SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS......................................................18

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS
 ..............................................................................19
ITEM 6.  SELECTED FINANCIAL DATA..............................................19
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................21
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........30
ITEM 8.  FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA............................................................33
ITEM 9.  CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................33

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT.............................................................34
ITEM 11.  EXECUTIVE COMPENSATION..............................................34
ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................34
ITEM 13.  CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS..........................................................35

                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND
REPORTS ON FORM 8-K...........................................................38

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

                  This Annual Report on Form 10-K contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the captions "Items 1. and 2. Business and Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Companies (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate", "estimate", "prospect" and similar expressions are used to identify forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Companies' products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America, Inc. believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Companies, no assurances can be given that such expectations will prove to have been correct.

                                     PART I

                     ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

                  PDV America, Inc. ("PDV America" or the "Company" and, together with its subsidiaries, the "Companies") was incorporated in 1986 in the State of Delaware and is a wholly owned subsidiary, effective April 2, 1997, of PDV Holding, Inc. ("PDV Holding"), a Delaware corporation. The Company's ultimate parent is Petroleos de Venezuela, S.A. (together with one or more of its subsidiaries, referred to herein as "PDVSA"), the national oil company of the Republic of Venezuela. Through its wholly owned operating subsidiaries, CITGO Petroleum Corporation ("CITGO") and PDV Midwest Refining L.L.C. ("PDVMR") (see below), PDV America refines, markets and transports petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains.

                  Prior to May 1, 1997, the Company had a 50% interest in The UNO-VEN Company ("UNO-VEN"), an Illinois general partnership. As of May 1, 1997, pursuant to a Partnership Interest Retirement Agreement, certain UNO-VEN assets were transferred to PDMVR. Accordingly, the Company's consolidated financial statements reflect the equity in earnings of UNO-VEN through April 30, 1997 (Consolidated Financial Statements of PDV America - Note 8 of Item 14a), the results of operations of PDVMR on a consolidated basis since May 1, 1997 and the financial position of PDVMR at December 31, 1997 and 1998. See "--PDV Midwest Refining, L.L.C."

                  PDV America's aggregate net interest in rated crude oil refining capacity is 858 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which PDV America holds an interest and PDV America's share of such capacity as of December 31, 1998.

                          PDV America Refining Capacity


                                                                                                      Net PDV
                                                                                                      America
                                                                                       Total         Interest
                                                                                       Rated            in
                                                                                       Crude           Rated
                                                                    PDV America      Refining        Refining
                                                      Owner          Interest        Capacity        Capacity
                                                ----------------- ------------- --------------- -------------
                                                                       (%)            (MBPD)          (MBPD)

Refinery Interests Held By PDV America
  as of December 31, 1998
  Lake Charles, LA                                    CITGO             100            320              320
  Corpus Christi, TX                                  CITGO             100            150              150
  Paulsboro, NJ                                       CITGO             100             84               84
  Savannah, GA                                        CITGO             100             28               28
  Houston, TX(1)                                 LYONDELL-CITGO          41            265              109
  Lemont, IL                                          PDVMR             100            167              167
                                                                                ----------       ----------
Total Rated Refining Capacity
    as of December 31, 1998                                                          1,014              858
                                                                                ==========       ==========


-------------------------

(1)  The initial interest in LYONDELL-CITGO was acquired on July 1, 1993. CITGO's interest in LYONDELL-CITGO at
     December 31, 1998 approximates 41%. CITGO has a one-time option to increase, for an additional investment, its participation interest to 50%. This option may be exercised after January 1, 2000 but no later than September 30, 2000.
     See "--CITGO--Refining--LYONDELL-CITGO". See also "Factors Affecting Forward Looking Statements".

         The following table shows sales revenues and volumes of PDV America for the three years in the period ended December 31, 1998.

                     PDV America Sales Revenues and Volumes


                                           Year Ended December 31,                        Year Ended December 31,
                                 --------------------------------------------   --------------------------------------------
                                      1998           1997           1996             1998           1997           1996
                                 -------------- -------------- --------------   -------------- -------------- --------------
                                                ($ in millions)                                 (MM gallons)

Gasoline                           $  6,252       $  7,754       $  7,451           13,241         11,953         11,308
Jet fuel                                828          1,183          1,489            1,919          2,000          2,346
Diesel/#2 fuel                        1,945          2,439          2,312            4,795          4,288          3,728
Asphalt                                 300            398            257              774            749            569
Petrochemicals and industrial
     products                           952          1,178            846            2,658          1,961          1,408
Lubricants and waxes                    441            467            426              230            239            220
                                   --------       --------       --------         --------       --------       --------
     Total refined product sales     10,718       $ 13,419       $ 12,781           23,617         21,190         19,579
Other sales                             242            203            171               --             --             --
                                   --------       --------       --------         --------       --------       --------
         Total sales               $ 10,960       $ 13,622       $ 12,952           23,617         21,190         19,579
                                   ========       ========       ========         ========       ========       ========

                  The following table shows PDV America's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 1998.


                         PDV America Refinery Production


                                                                         Year Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                            1998(6)                  1997(2)(3)                1996(1)(4)
                                                  ------------------------  ---------------------------  ------------------------
                                                                      (MBPD, except as otherwise indicated)

Rated Refining Capacity(5)                           858                        853                        683

Refinery Input
  Crude oil                                          763           82.8%        675            80.9%       561            81.2%
  Other feedstocks                                   159           17.2         159            19.1        130            18.8
                                                     ---          -----         ---           -----        ---           -----
   Total                                             922          100.0%        834           100.0%       691           100.0%
                                                     ===          =====         ===           =====        ===           =====


Product Yield
  Light fuels
       Gasoline                                      413           44.3%        381            45.3%       313            44.9%
       Jet Fuel                                       69            7.4          68             8.1         70            10.0
       Diesel/#2 fuel                                175           18.8         144            17.1        122            17.5
  Asphalt                                             45            4.8          42             5.0         34             4.9
  Petrochemical and Industrial Products              231           24.7         206            24.5        158            22.7
                                                     ---          -----         ---           -----        ---           -----
       Total                                         933          100.0%        841           100.0%       697           100.0%
                                                     ===          =====         ===           =====        ===           =====


-------------------------

(1)  For 1996, includes all of CITGO and 50% of UNO-VEN refinery production, except as otherwise noted.
(2)  For 1997, includes all of CITGO refinery production, 50% of UNO-VEN refinery production through April 30, 1997 and all of
     PDVMR refinery production beginning May 1, 1997 through December 31, 1997.
(3)  Includes a weighted average of 34.44% of the Houston refinery for 1997.
(4)  Includes a weighted average of 12.89% of the Houston refinery for 1996.
(5)  At year end.
(6)  Includes a weighted average of 41.25% of the Houston refinery for 1998.


Competitive Nature of the Petroleum Refining Business

                  The petroleum refining industry is cyclical and highly volatile, reflecting capital intensity with high fixed and low variable costs. Petroleum industry operations and profitability are influenced by a large number of factors, over some of which individual petroleum refining and marketing companies have little control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum industry activities, regulating how companies conduct their operations and formulate their products. The U.S. petroleum refining industry has entered a period of consolidation in which a number of former competitors have combined their operations. Demand for crude oil and its products is largely driven by the health of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play significant parts. Generally, U.S. refiners compete for sales on the basis of price and brand image and, in some areas, product quality.

CITGO

                  CITGO refines, markets and transports gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, refined waxes, asphalt and other refined products throughout the United States, primarily east of the Rocky Mountains. CITGO's transportation fuel customers include CITGO branded wholesale marketers, convenience stores and airlines. Asphalt is generally marketed to independent paving contractors on the East Coast of the United States. Lubricants are sold to independent marketers, mass marketers and industrial customers, and petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States.
Petroleum coke is sold primarily in international markets.


Refining

                  CITGO's aggregate net interest in rated crude oil refining capacity is 691 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 1998.


                                                                                          Total               Net
                                                                                          Rated              CITGO
                                                                                          Crude            Ownership
                                                                          CITGO          Refining         In Refining
                                                   Owner                Interest         Capacity          Capacity
                                              --------------            --------         --------          --------
Location                                                                   (%)            (MBPD)            (MBPD)

  Lake Charles, LA                                 CITGO                   100             320               320
  Corpus Christi, TX                               CITGO                   100             150               150
  Paulsboro, NJ                                    CITGO                   100              84                84
  Savannah, GA                                     CITGO                   100              28                28
  Houston, TX(1)                              LYONDELL-CITGO                41             265               109
                                                                                           ---               ---

     Total Rated Refining Capacity                                                         847               691
     as of December 31, 1998                                                               ===               ===

---------------

(1)    Initial interest acquired on July 1, 1993. CITGO's interest in LYONDELL-CITGO at December 31, 1998 approximates
       41%. CITGO has a one-time option, exercisable after January 1, 2000 but not later than September 30, 2000, to increase for an additional investment, its participation interest up to a maximum of 50%. See "CITGO--Refining--LYONDELL-CITGO".
       See also "Factors Affecting Forward Looking Statements".

                  The following table shows CITGO's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 1998.

                          CITGO Refinery Production (1)


                                                                         Year Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                            1998(2)                  1997(3)                   1996(4)
                                                  ------------------------  ---------------------------  ------------------------
                                                                      (MBPD, except as otherwise indicated)
Rated Refining Capacity (5)                          691                        693                          606
Refinery Input
  Crude oil                                          615           81.0%        548           79.3%          488            80.3%
  Other Feedstocks                                   144           19.0%        143           20.7%          120            19.7%
                                                     ---           -----        ---           -----          ---            -----
     Total                                           759          100.0%        691          100.0%          608           100.0%
                                                     ===
Product Yield
  Light fuels
     Gasoline                                        334           43.3%        309           44.0%          269            44.0%
     Jet Fuel                                         66            8.5%         66            9.4%           65            10.6%
     Diesel/#2 fuel                                  134           17.4%        112           15.9%          103            16.8%
  Asphalt                                             45            5.8%         42            6.0%           34             5.6%
  Petrochemicals and industrial products             193           25.0%        174           24.7%          141            23.0%
                                                     ---          -----         ---          -----           ---            -----
     Total                                           772          100.0%        703          100.0%          612            100.0%
                                                     ===          =====         ===          =====           ===            =====

Utilization of Rated Refining Capacity                               89%                        79%                            81%

---------------

(1)  Includes all of CITGO refinery production, except as otherwise noted.
(2)  Includes a weighted average of 41.25% of the Houston refinery for 1998.
(3)  Includes a weighted average of 34.44% of the Houston refinery for 1997.
(4)  Includes a weighted average of 12.89% of the Houston refinery for 1996.
(5)  At year end.

                  CITGO produces its light fuels and petrochemicals primarily through its Lake Charles and Corpus Christi refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries. CITGO also owns an interest in and obtains refined products from a refinery in Houston.

                  Lake Charles, Louisiana Refinery. This refinery was originally built in 1944 and since then has been continuously upgraded. Today it is a modern, complex, high conversion refinery, which is one of the largest in the United States. It has a rated refining capacity of 320 MBPD and is capable of processing large volumes of heavy crude oil into a flexible slate of refined products, including significant quantities of high-octane unleaded gasoline and reformulated gasoline. The Lake Charles refinery has a Solomon Process Complexity Factor of 17.0 (as compared to an average of 13.8 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). The Solomon Process Complexity Rating is an industry measure of a refinery's ability to produce higher value-added products. A higher rating indicates a greater capability to produce such products.

                  The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 1998.

                        Lake Charles Refinery Production


                                                                         Year Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                      1998                        1997                       1996
                                                  ------------------------  ---------------------------  ------------------------
                                                                      (MBPD, except as otherwise indicated)
Rated Refining Capacity(1)                           320                        320                          320

Refinery Input
  Crude oil                                          288           84.2%        291           87.9%          274           85.1%
  Other feedstocks                                    54           15.8          40           12.1            48           14.9
                                                    ----         ------        ----         ------          ----         ------
      Total                                          342          100.0%        331          100.0%          322          100.0%
                                                    ====         ======        ====         ======          ====         ======


Product Yield
  Light fuels
       Gasoline                                      187           53.7%        177           52.4%          164           50.3%
       Jet Fuel                                       59           17.0          60           17.7            62           19.0
       Diesel/#2 fuel                                 47           13.5          45           13.3            38           11.7
Petrochemicals and Industrial Products                55           15.8          56           16.6            62           19.0
                                                     ---          -----         ---          -----           ---          -----
       Total                                         348          100.0%        338          100.0%          326          100.0%
                                                     ===          =====         ===          =====           ===          =====

Utilization of Rated Refining Capacity                               90%                        91%                          86%

-------------------------

(1)  At year end.


                  Approximately 66%, 63% and 67% of the total crude runs at the Lake Charles refinery, in the years 1998, 1997 and 1996, respectively, consisted of crude oil with an average API gravity of 24 degrees or less. Due to the complex processing required to refine such crude oil, the Lake Charles refinery's economic crude oil throughput capacity is approximately 290 MBPD, which is approximately 90% of its rated capacity of 320 MBPD.

                  The Lake Charles refinery's Gulf Coast location provides it with access to crude oil deliveries from multiple sources. Imported crude oil and feedstocks supplies are delivered by ship directly to the Lake Charles refinery, and domestic crude oil supplies are delivered by pipeline and barge. In addition, the refinery is connected by pipelines to the Louisiana Offshore Oil Port and to terminal facilities in the Houston area through which it can receive crude oil deliveries if the Lake Charles docks are temporarily inaccessible. For delivery of refined products, the refinery is connected through the Lake Charles Pipeline directly to the Colonial and Explorer Pipelines, which are the major refined product pipelines supplying the northeast and midwest regions of the United States, respectively. The refinery also uses adjacent terminals and docks, which provide access for ocean tankers and barges.

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

                  Corpus Christi, Texas Refinery. This refinery complex consists of the East and West Plants, located within five miles of each other. Construction began on the East Plant in 1937, and it was extensively reconstructed and modernized during the 1970s and 1980s. The West Plant was completed in 1983. The Corpus Christi refinery is an efficient and highly complex facility, capable of processing high volumes of heavy crude oil into a flexible slate of refined products, with a Solomon Process Complexity Factor of
20.5 (as compared to an average of 13.8 for U.S. refineries in the most recently available Solomon Associates, Inc. survey).

                  The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 1998.

                       Corpus Christi Refinery Production


                                                                         Year Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                           1998                        1997                       1996
                                                  ------------------------  ---------------------------  ------------------------
                                                                      (MBPD, except as otherwise indicated)
Rated Refining Capacity(1)                           150                        150                          140

Refinery Input
  Crude oil                                          152           71.4%        115           59.3%          133           66.8%
  Other feedstocks                                    61           28.6          79           40.7            66           33.2
                                                     ---          -----         ---          -----           ---          -----
      Total                                          213          100.0%        194          100.0%          199          100.0%
                                                     ===          =====         ===          =====           ===          =====

Product Yield
  Light fuels
      Gasoline                                        97           45.7%         93           47.9%           93           47.0%
      Diesel/#2 fuel                                  58           27.4          45           23.2            59           29.8
 Petrochemicals and Industrial Products               57           26.9          56           28.9            46           23.2
                                                     ---          -----         ---          -----           ---          -----
       Total                                         212          100.0%        194          100.0%          198          100.0%
                                                     ===          =====         ===          =====           ===          =====

Utilization of Rated Refining Capacity                              101%                        77%                          95%

-------------------------

(1)  At year end.

                  Corpus Christi crude runs during 1998 consisted of 100% heavy sour Venezuelan crude. The average API gravity of the composite crude slate run at the Corpus Christi refinery is approximately 24 degrees. Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi.

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

                  Paulsboro, New Jersey Refinery. This is an asphalt refinery which consists of Unit I, with a rated capacity of 44 MBPD, and Unit II, with a rated capacity of 40 MBPD. Unit I was constructed in 1979 primarily to process low sulphur, light crude oil but has been modified to run heavier crudes. Unit II, originally constructed in 1980 to produce asphalt from high sulphur, heavy crude oil high in naphthenic acid, is a combination atmospheric and vacuum distillation facility.

                  Savannah, Georgia Refinery. This is an asphalt refinery, which includes two crude distillation units, with a combined rated capacity of 28 MBPD.

                  LYONDELL-CITGO REFINING L.P. On July 1, 1993, subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell") formed LYONDELL-CITGO REFINING LP ("LYONDELL-CITGO"), which owns and operates a sophisticated 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. At December 31, 1998, CITGO's investment in LYONDELL-CITGO was $597 million. In addition, at December 31, 1998, CITGO held notes receivable from LYONDELL-CITGO of $36 million. (See Consolidated Financial Statements of PDV America - Note 2 in Item 14a.) The crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. CITGO purchases substantially all of the refined products produced at this refinery under a long-term contract. (See Consolidated Financial Statements of PDV America - Note 2 in Item 14a.)

                  CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 1998. CITGO has a one-time option, exercisable after January 1, 2000 but not later than September 30, 2000, to increase, for an additional investment, its participation interest to 50%.

Crude Oil and Refined Product Purchases

                  CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its branded marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including LYONDELL-CITGO, PDV Midwest Refining, L.L.C. ("PDVMR"), Chalmette Refining, L.L.C. ("Chalmette") and a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA"). See "Item 13. Certain Relationships and Related Transactions".

                  Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years in the period ended December 31, 1998:

                            CITGO Crude Oil Purchases


                       Lake Charles, LA              Corpus Christi, TX              Paulsboro, NJ                Savannah, GA
                 ----------------------------    --------------------------   --------------------------   ------------------------
                   1998      1997     1996        1998     1997     1996       1998     1997     1996       1998     1997     1996
                   ----      ----     ----        ----     ----     ----       ----     ----     ----       ----     ----     ----
Suppliers                   (MBPD)                        (MBPD)                       (MBPD)                       (MBPD)
PDVSA               134       130      142         153      117      130         52       49       39         17       14       17
PEMEX                51        61       44           0        0        0          0        0        0          0        0        0
Occidental           20        40       43           0        0        0          0        0        0          0        0        0
Other Sources        88        57       45           0        0        3          0        0        0          0        0        0
                    ---       ---      ---         ---      ---      ---        ---      ---      ---        ---      ---      ---
     Total          293       288      274         153      117      133         52       49       39         17       14       17
                    ===       ===      ===         ===      ===      ===         ==       ==       ==         ==       ==       ==


                  CITGO's largest supplier of crude oil is PDVSA, and CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. See "Item 13. Certain Relationships and Related Transactions". The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 1998.

                  The crude supply contracts include force majeure clauses that have been exercised on certain occasions. Exercise of these clauses requires that the Company locate alternative sources of supply for its crude oil requirements, and such action may result in lower operating margins.

                                    CITGO Crude Oil Supply Contracts with PDVSA


                                                                          Volumes of Crude
                                                                            Oil Purchased
                                 Contract Crude                          for the Year Ended             Contract
                                   Oil Volume                               December 31,               Expiration
                          -----------------------------       ---------------------------------------
                             Base      Incremental(1)             1998         1997           1996        Date
                          ---------- ------------------       ------------ -------------  ------------ ----------
                                     (MBPD)                                   (MBPD)                     (year)

Location
Lake Charles, LA             120           50                     121(2)       115(2)        121(2)       2006
Corpus Christi, TX           130           --                     128(2)       125(2)        130          2012
Paulsboro, NJ                 30           --                      35(2)        35(2)         34(2)       2010
Savannah, GA                  12           --                      12(2)        12(2)         11(2)       2013
Houston, TX(3)               200           --                     223          216           134          2017


--------------------

(1)      The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.
(2)      Volumes purchased under the supply agreements do not equal purchases from PDVSA shown in the previous table as a result of spot purchases or transfers between refineries.
(3)      CITGO acquired a participation interest in LYONDELL-CITGO, the owner of the Houston refinery, on July 1, 1993. In connection with such transaction, LYONDELL-CITGO entered into a long-term crude oil supply agreement with PDVSA that provided for delivery volumes of 135 MBPD until the completion of a refinery enhancement project at which time the delivery volumes increased to a range that extends from 200 MBPD to 230 MBPD.

                  Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A. ("PDV Marina"), a wholly owned subsidiary of PDVSA, or by other

PDVSA subsidiaries. In 1998, 82% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by PDVSA subsidiaries.

                  CITGO purchases additional crude oil under a 90-day evergreen agreement with an affiliate of Petroleos Mexicanos ("PEMEX"). CITGO's refineries are particularly well suited to refine PEMEX's Maya heavy, sour crude oil, which is similar in many respects to several types of Venezuelan crude oil.

                  CITGO was a party to a contract with an affiliate of Occidental Petroleum Corporation ("Occidental") for the purchase of light, sweet crude oil to produce lubricants. This contract expired on August 31, 1998. CITGO also purchases sweet crude oil under long-standing relationships with numerous other producers.

                  Refined Product Purchases. CITGO is required to purchase refined products to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet the demand of CITGO's marketing network. During 1998, CITGO's shortage in gasoline production approximated 329 MBPD. However, due to logistical needs, timing differences and product grade imbalances, CITGO purchased approximately 581 MBPD of gasoline and sold into the spot market or to refined product traders or other refiners, approximately 254 MBPD of gasoline. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 1998.

                         CITGO Refined Product Purchases


                                             Year Ended December 31,
                               ------------------------------------------------
                                     1998             1997             1996
                               ---------------- ---------------- --------------
                                                     (MBPD)

Light Fuels
    Gasoline                          581              518              484
    Jet Fuel                           69               74               92
    Diesel/#2 fuel                    208              190              153
                                      ---              ---              ---
          Total                       858              782              729
                                      ===              ===              ===


                  As of December 31, 1998, CITGO purchased substantially all of the refined products, excluding petrochemicals, produced at the LYONDELL-CITGO refinery under a long-term contract through the year 2017. LYONDELL-CITGO was a major supplier in 1998 providing CITGO with 120 MBPD of gasoline, 79 MBPD of diesel/#2 fuel and 17 MBPD of jet fuel.
See "--Refining--LYONDELL-CITGO".

                  As of May 1, 1997, CITGO began purchasing, under a contract with a sixty-month term, substantially all of the refined products produced at the PDVMR refinery. During the period ended December 31, 1998, the PDVMR refinery provided CITGO with 78 MBPD of gasoline, 42 MBPD of diesel/#2 fuel and 5 MBPD of jet fuel.

                  An affiliate of PDVSA acquired a 50% equity interest in a refinery in Chalmette, Louisiana ("Chalmette") in October 1997 and has assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1999. CITGO exercised this option on November 1, 1997, and acquired approximately 65 MBPD of refined products from the refinery during 1998, approximately one-half of which was gasoline.

                  In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement. Pursuant to the above arrangement, CITGO began acquiring approximately 120 MBPD of refined products from HOVENSA on November 1, 1998, approximately one-half of which was gasoline.

Marketing

                  CITGO's major products are light fuels (including gasoline, jet fuel and diesel fuel), industrial products, petrochemicals, asphalt, and lubricants and waxes. The following table shows revenue and volumes of each of these product categories for the three years in the period ended December 31, 1998.


                CITGO Refined Product Sales Revenues and Volumes

                                          Year Ended December 31,                         Year Ended December 31,
                             ------------------------------------------------ ---------------------------------------------
                                  1998             1997            1996            1998            1997            1996
                             ---------------  --------------  --------------- --------------- --------------- -------------
                                              ($ in millions)                                  (MM gallons)
Light Fuels
   Gasoline                      $6,252          $7,754           $7,451          13,241          11,953          11,308
   Jet Fuel                         828           1,183            1,489           1,919           2,000           2,346
   Diesel/#2 fuel                 1,945           2,439            2,312           4,795           4,288           3,728
Asphalt                             300             398              257             774             749             569
Petrochemicals and
   Industrial Products              937           1,172              846           2,440           1,940           1,408
Lubricants and Waxes                441             467              426             230             239             220
                                -------         -------          -------          ------          ------          ------
         Total                  $10,703         $13,413          $12,781          23,399          21,169          19,579
                                =======         =======          =======          ======          ======          ======


                  Light Fuels. Gasoline sales accounted for 58% of CITGO's refined product sales in the years 1998, 1997 and 1996. CITGO markets CITGO branded gasoline through over 15,000 independently owned and operated CITGO branded retail outlets (including 13,165 branded retail outlets owned and operated by approximately 824 independent marketers and 1,888 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 48%, 47% and 49% of the volume of CITGO branded gasoline sold in 1998, 1997 and 1996, respectively. See "--Crude Oil and Refined Product Purchases--Refined Product Purchases".

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

                  Growth in wholesale rack sales to marketers has been the primary focus of diesel/#2 marketing efforts. Such marketing efforts have resulted in increases in wholesale rack sales volume from approximately 1,561 million gallons in 1996 to approximately 1,928 million gallons in 1998. The remaining diesel/#2 fuel production is sold either in bulk through contract sales (primarily as heating oil in the Northeast) or on a spot basis.

                  CITGO's delivery of light fuels to its customers is accomplished in part through 49 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 34 are wholly owned by CITGO and 15 are jointly owned. Fifteen of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO operates eight terminals owned by PDVMR in the Midwest. Refined product terminals owned or operated by CITGO provide a total storage capacity of approximately 23 million barrels. Also, CITGO has active exchange relationships with over 270 other refined product terminals, providing flexibility and timely response to distribution needs.

                  Petrochemicals and Industrial Products. CITGO sells petrochemicals in bulk to a variety of U.S. manufacturers as raw materials for finished goods. The majority of CITGO's cumene production is sold to Mount Vernon Phenol Plant Partnership ("MVPPP")(see "Item 13. Certain Relationships and Related Transactions"), a joint venture phenol production plant in which CITGO is a limited partner. The phenol plant produces phenol and acetone for sale primarily to the principal partner in the phenol plant for the production of plastics. Sulphur is sold to the U.S. and international fertilizer industry; cycle oils are sold for feedstock processing and blending; natural gas liquids are sold to the U.S. fuel and petrochemical industry; petroleum coke is sold primarily in international markets, through a joint venture, for use as kiln and boiler fuel; and residual fuel blendstocks are sold to a variety of fuel oil blenders and customers.

                  Asphalt. CITGO markets asphalt through 15 terminals located along the East Coast, from Savannah, Georgia to Albany, New York. Asphalt is sold primarily to independent contractors for use in the construction and resurfacing of roadways. Demand for asphalt in the Northeastern United States peaks in the summer months.

                  Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants. Other major lubricant products include 2-cycle engine oil and automatic transmission fluid.

Pipeline Operations

                  CITGO owns and operates 339 miles of crude oil pipeline systems and approximately 1,080 miles of products pipeline systems. CITGO also has equity interests in three crude oil pipeline companies with a total of nearly 5,400 miles of pipeline plus equity interest in six refined product pipeline companies with a total of approximately 8,000 miles of pipeline. CITGO's pipeline interests provide it with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States transporting gasoline, jet fuel and diesel/#2 fuel oil from the Gulf Coast to the mid-Atlantic and eastern seaboard states.

Employees

                  CITGO and its subsidiaries have a total of approximately 4,500 employees, approximately 1,900 of whom are covered by 15 union contracts. Approximately 1,600 of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant blending and packaging plant and at various refined product terminals.

                  Effective February 28, 1998, the stock of Petro-Chemical Transport, Inc. ("PCT"), a wholly owned subsidiary of CITGO, was sold. As a result of this sale, approximately 420 employees were terminated. The operations of PCT were not material to CITGO.


PDV Midwest Refining, L.L.C.

Refining

                  PDVMR produces light fuels, petrochemicals and industrial products at its refinery in Lemont, Illinois. The refinery has a crude distillation capacity of 167 MBPD and has a Solomon Process Complexity Factor of
11.3 (as compared to an average of 13.8 for U.S. refineries in the most recently available Solomon Associates, Inc. survey).

                  The following table shows refining capacity, refinery input and product yield at the Lemont refinery for the three years in the period ended December 31, 1998.

                           Lemont Refinery Production


                                                                Year Ended December 31,
                                         -------------------------------------------------------------------------------
                                                  1998                        1997                       1996
                                         ------------------------  ---------------------------  ------------------------
                                                             (MBPD, except as otherwise indicated)
Rated Refining Capacity (1)                 167                       160                          153

Refinery Input
       Crude oil                            148           90.8%       151           89.1%          146           88.4%
       Other feedstocks                      15            9.2%        17           10.9            19           11.6
                                            ---          -----        ---          -----           ---          -----
            Total                           163          100.0%       168          100.0%          165          100.0%
                                            ===          =====        ===          =====           ===          =====

Product Yield
       Light fuels
       Gasoline                              79           49.1%        87           52.4%           87           53.0%
       Jet Fuel                               3            1.8%         3            1.8%            7            4.3
       Diesel/#2 Fuel                        41           25.5%        39           23.5%           37           22.6
       Industrial Products &
          Petrochemicals                     38           23.6%        37           22.3%           33           20.1
                                            ---          -----        ---          -----           ---          -----
            Total                           161          100.0%       166          100.0%          164          100.0%
                                            ===          =====        ===          =====           ===          =====
Utilization of Rated                                      89%                       94%                          95%
       Refining Capacity

-----------------------

(1)  At year end.

                  The average API gravity of the composite crude slate run at the Lemont refinery is approximately 27.2 degrees. Crude oil is supplied to the refinery by pipeline.

                  Petrochemical products at the Lemont refinery include benzene, toluene and xylene, plus a range of ten different aliphatic solvents.

                  PDVMR owns a 25% interest in a partnership which operates a needle coke production facility adjacent to the Lemont refinery (the "Needle Coker"). The remaining 75% interest is held by various subsidiaries of UNOCAL.

Crude Oil Purchases

                  PDVMR owns no crude oil reserves or production facilities and, therefore, relies on purchases of crude oil for its refining operations. A portion of the crude oil refined at the Lemont refinery is supplied by PDVSA under a crude oil supply agreement, effective as of April 23, 1997, that expires in the year 2002 and thereafter is renewable annually. The contract calls for delivery of a guaranteed volume of up to 100 MBPD; however, PDVMR is not required to purchase a set minimum. In 1998, the crude oil processed at the Lemont refinery was 23 percent Venezuelan, 67 percent Canadian and 10 percent from other sources.

Marketing

                  Subsequent to the transfer of assets on May 1, 1997, substantially all of PDVMR's products are sold to and marketed by CITGO. (See "Item 13. Certain Relationships and Related Transactions".)

Employees

                  PDVMR has no employees. CITGO operates the Lemont refinery and provides all administrative functions to the Company pursuant to a Refinery Operating Agreement (as defined below).

Refinery Operating Agreement with CITGO

                  CITGO operates the Lemont refinery in accordance with a Refinery Operating Agreement (the "Refinery Operating Agreement") between CITGO and PDVMR. The Refinery Operating Agreement sets out the duties, obligations and responsibilities of the operator and the Company with respect to the operation of the refinery. CITGO provides all administrative functions to the Company, including cash management, legal and accounting services. The term of the agreement is 60 months, commencing May 1, 1997, and shall be automatically renewed for periods of 12 months (subject to early termination as provided in the Refinery Operating Agreement). (See "Item 13. Certain Relationships and Related Transactions".)

Environment and Safety

Environment--General

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

                  The Company's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, the Company's management believes that its accruals are sufficient to address the Companies' environmental clean-up obligations.

                  Conditions which require additional expenditures may exist for various of the Companies' sites including, but not limited to, the Companies' operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

Environment--CITGO

                  Under a 1992 agreement with CITGO, a former owner of certain of CITGO's operations and assets, including the Lake Charles refinery, indemnifies CITGO for certain environmental remediation costs, "Superfund" liabilities and tort liabilities related to those operations and assets according to relative ownership periods and the terms of the agreement.

                  A February 1999 order of a Louisiana agency specifies requirements to complete closure of certain surface impoundments at the Lake Charles refinery. CITGO and the former owner are participating in this closure and sharing the related costs based on estimated contributions of waste and ownership periods. Final closure is expected to begin in 2000.

                  Based on publicly available information, CITGO believes that the former owner has the financial capability to fulfill all of its responsibilities under the 1992 agreement. Accordingly, CITGO believes that its liability exposure under the Federal Superfund and similar state laws with respect to those sites for which the former owner provides indemnity is not material.

                  In July 1997, the Texas Natural Resources Conservation Commission ("TNRCC") issued a Preliminary Report and Petition alleging that CITGO Refining and Chemicals Company LP ("CITGO Refining") violated TNRCC rules relating to operation of a hazardous waste management unit without a permit and recommended a penalty of $699,200. CITGO Refining disagrees with those allegations and the proposed penalties. As part of the continuing negotiations, TNRCC has proposed to settle the alleged violation of hazardous waste management rules and regulations in addition to alleged unauthorized emissions to the atmosphere and alleged unauthorized discharge to the waters of the state in return for payment of a penalty of $786,300.

                  Increasingly stringent regulatory provisions periodically require additional capital expenditures. During 1998, CITGO expended approximately $65 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $303 million for environmental and regulatory capital projects over the five-year period 1999-2003. These estimates may vary due to a variety of factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". See also "Factors Affecting Forward Looking Statements".

Environment--PDVMR

                  In accordance with the Partnership Interest Retirement Agreement, the Company, VPHI Midwest, Inc., a subsidiary of the Company, and PDVMR assumed joint and several liability for all environmental matters relating to past operations of UNO-VEN.

                  During 1998, PDVMR expended approximately $4 million for environmental and regulatory capital improvements in its operations and currently anticipates spending approximately $29 million for environmental and regulatory capital projects over the five-year period 1999-2003. These estimates may vary due to a variety of factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

Safety

                  Due to the nature of petroleum refining and distribution, both CITGO and PDVMR are subject to stringent occupational health and safety laws and regulations. CITGO and PDVMR maintain comprehensive safety, training and maintenance programs, and PDV America believes that both companies are in substantial compliance with occupational health and safety laws.


                            ITEM 3. LEGAL PROCEEDINGS

                  Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. The Companies record accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts greater than the Companies' accruals, then such determinations could have a material adverse effect on the Companies' results of operations in a given reporting period. However, in management's opinion the ultimate resolution of these lawsuits and claims will not exceed, by a material amount, the amount of the accruals and the insurance coverage available to the Companies. This opinion is based upon management's and counsel's current assessment of these lawsuits and claims. The most significant lawsuits and claims are discussed below.

                  In a pending case in federal court, Oil Chemical and Atomic Workers, Local 7-517 (the "Union") has asserted claims against CITGO, PDVSA, PDV America, PDVMR, UNO-VEN and Unocal pursuant to the Labor Management Relations Act. The Union alleges that CITGO and the other defendants are bound by the terms of a collective bargaining agreement between UNO-VEN and the Union covering certain employees at a refinery in Lemont, Illinois. This refinery was acquired by PDVMR on May 1, 1997 in a transaction involving the former partners of UNO-VEN. Pursuant to an operating agreement with PDVMR, CITGO became the operator of this refinery and employed the substantial majority of the employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but CITGO did not assume the existing labor agreement. The Union seeks monetary compensation for certain differences in employee benefits and reinstatement of all of the UNO-VEN benefit plans. The Union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the Union and UNO-VEN. As an alternative claim against all defendants but CITGO, the Union alleges that if the labor agreement is not binding on CITGO, there was a violation of the Federal Workers Adjustment Retraining and Notification Act by failure to give 60 days' written notice of termination to approximately 400 UNO-VEN employees; this would allegedly entitle such workers to 60 days' pay and benefits, which is estimated to be approximately $6 million. In March 1999, the federal appeals court affirmed the trial court's grant of the motions for summary judgment filed by CITGO and the other defendants.

                  PDVMR and PDV America, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including the preceding matter.

                  In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively are not material. There are presently six lawsuits pending against CITGO in federal and state courts alleging property damages, personal injury and punitive damages. A trial in one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining cases are not currently scheduled for trial. CITGO anticipates that the claims of the remaining plaintiffs in this lawsuit will be resolved for an immaterial amount.

                  A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. In 1997, CITGO offered to purchase about 275 properties in a neighborhood adjacent to CITGO's Corpus Christi refinery, which were included in the lawsuit. Related to this offer, $15.7 million was expensed in 1997. To date, CITGO has reached agreements to buy all but 18 of such properties, which include settlements of property damage claims, and has offers open to purchase the remaining properties. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996 and are scheduled for trial in 1999.

                  Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. Trials in this case are set to begin in the fall of 1999.

                  CITGO is among defendants to lawsuits in California and North Carolina alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, is a putative class action on behalf of owners of water wells and other drinking water supplies in the state. Both actions allege that MTBE poses public health risks. Both actions seek damages as well as remediation of the alleged contamination. These matters are in early states and there has been no discovery conducted against CITGO. CITGO intends to deny all of the allegations and is pursuing its defenses.


                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

                  Not Applicable.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock is not publicly traded. All of the Company's common stock is held by PDV Holding, Inc. ("PDV Holding"), a Delaware corporation, whose ultimate parent is PDVSA. In 1998 PDV America declared and paid a dividend of $268.5 million to PDV Holding. PDV America did not declare or pay any dividends in 1997.


                         ITEM 6. SELECTED FINANCIAL DATA

                  The following table sets forth certain selected historical consolidated financial and operating data of PDV America as of the end of and for each of the five years in the period ended December 31, 1998. The following table should be read in conjunction with the consolidated financial statements of PDV America as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, included in Item 8. The audited consolidated financial statements of PDV America for each of the five years in the period ended December 31, 1998 have been prepared on the basis of United States generally accepted accounting principles.

                                                                      Year Ended December 31,
                                                  -----------------------------------------------------------------------
                                                      1998           1997(8)       1996           1995(7)        1994
                                                  ------------- -------------- -------------- -------------- ------------
                                                                              ($ in millions)
Income Statement Data
Sales                                               $10,960        $13,622       $12,952        $10,522         $9,247
Equity in earnings (losses) of affiliates(1)             82             69            45             48             55
Net revenues                                         11,107         13,754        13,071         10,647          9,374
Income before extraordinary items
     and cumulative effect of accounting
     changes                                            231            228           138            143            205
Extraordinary gain (charges)(2)                          --             --            --              3             (2)
Cumulative effect of accounting
     changes(3)                                          --             --            --             --             (4)
Net income                                              231            228           138            146            199

Ratio of Earnings to Fixed Charges(4)                 3.06x          2.58x         1.91x          2.02x          2.65x

Balance Sheet Data
Total assets                                         $7,075         $7,244        $6,938         $6,220         $5,770
Long-term debt (excluding current
     portion)(5)                                      2,174          2,164         2,595          2,297          2,155
Total debt(6)                                         2,273          2,526         2,755          2,428          2,279
Shareholder's equity                                  2,601          2,589         2,111          1,973          1,812

-------------------------

(1)  Includes the equity in the earnings of UNO-VEN of $0.4 million, $23 million, $15 million and $27 million for the four months ended April 30, 1997 and the years ended December 31, 1996, 1995 and 1994, respectively.
(2)  Represents extraordinary gain or (charges) for the early extinguishment of debt (net of related income tax provision of
     $2 million and income tax benefits of $1 million in 1995 and 1994, respectively).
(3)  Represents the cumulative effect of the accounting change to Statement of Financial Accounting Standards ("SFAS") No. 112,
     "Employers' Accounting for Postemployment Benefits" in 1994 (net of related income tax benefits of $3 million).
(4)  For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting changes plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest.
(5)  Includes long-term debt to third parties, note payable to affiliate and capital lease obligations.
(6)  Includes short-term bank loans, current portion of capital lease obligations and long-term debt, long-term debt, capital lease obligations and note payable to affiliate.
(7)  Includes operations of Cato Oil and Grease Company since May 1, 1995.
(8)  Includes operations of PDVMR since May 1, 1997.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                  The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the consolidated financial statements of PDV America included elsewhere herein.

                  Petroleum industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies cannot entirely control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products, and, in some cases limiting their profits directly. Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. PDV America's consolidated operating results are affected by these industry-specific factors and by company-specific factors, such as the success of marketing programs and refinery operations.

                  The earnings and cash flows of companies engaged in the refining and marketing business in the United States are primarily dependent upon producing and selling quantities of refined products at margins sufficient to cover fixed and variable costs. The refining and marketing business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals and related facilities. This business is also characterized by substantial fluctuations in variable costs, particularly costs of crude oil, feedstocks and blending components, and in the prices realized for refined products. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Companies.

                  In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding change in prices for refined products, there is usually a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on PDV America's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows. CITGO purchases a significant amount of its crude oil requirements from PDVSA under long-term crude oil supply agreements (expiring in the years 2006 through 2013). CITGO's supply agreements were designed to reduce the volatility of earnings and cash flows from CITGO's refining operations by providing a relatively stable level of gross margin on crude oil supplied by PDVSA. This supply represented approximately 58% of the crude oil processed in refineries owned by CITGO in the year ended December 31, 1998. The crude supply contracts include force majeure clauses that have been exercised on certain occasions. Exercise of these clauses requires that CITGO locate alternative sources of supply for its crude oil requirements, and such action may result in lower operating margins. CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. PDV America's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. As a result of these factors, the earnings and cash flows of PDV America may experience substantial fluctuations. Inflation was not a significant factor in the operations of PDV America for the three years ended 1998.

                  CITGO's revenues accounted for approximately 99% of PDV America's consolidated revenues in 1998, 1997 and 1996. PDVMR's sales of $1,034 million for the period ended December 31, 1998 were primarily to CITGO and, accordingly, these were eliminated in consolidation. However, the operations of PDVMR contributed approximately $77 million to the Companies' consolidated gross margin.

                  In July 1997 the Company's senior management implemented a Transformation Program designed to ensure that numerous expense controls, business information systems and business efficiency initiatives underway were effectively coordinated to achieve desired results. Included in this program were reviews of CITGO's business units, assets, strategies, and business processes. These combined actions include personnel reductions (the "Separation Programs"). The cost of the Separation Programs was approximately $8 million and $22 million for the years ended December 31, 1998 and 1997, respectively. In addition, as part of the Transformation Program, the first phase of Systems, Applications and Products in Data Processing ("SAP") implementation, which included the financial reporting and materials management systems, was brought into production on January 1, 1998. Additional SAP modules, including plant maintenance work order and cost tracking, were implemented throughout 1998. The implementation will continue in 1999.

         The following table summarizes the sources of PDV America's sales revenues and volumes.

                     PDV America Sales Revenues and Volumes


                                           Year Ended December 31,                      Year Ended December 31,
                                 -------------------------------------------   ---------------------------------------
                                      1998          1997           1996            1998          1997         1996
                                 -------------- ------------- --------------   ------------- ------------ ------------
                                               ($ in millions)                               (MM gallons)

Gasoline                          $   6,252     $   7,754      $   7,451          13,241        11,953       11,308
Jet fuel                                828         1,183          1,489           1,919         2,000        2,346
Diesel/#2 fuel                        1,945         2,439          2,312           4,795         4,288        3,728
Asphalt                                 300           398            257             774           749          569
Petrochemicals and industrial
     products                           952         1,178            846           2,658         1,961        1,408
Lubricants and waxes                    441           467            426             230           239          220
                                  ---------     ---------      ---------         -------       -------      -------
      Total refined product sales    10,718     $  13,419      $  12,781          23,617        21,190       19,579
Other sales                             242           203            171              --            --           --
                                  ---------     ---------      ---------         -------       -------      -------
          Total sales             $  10,960     $  13,622      $  12,952          23,617        21,190       19,579
                                  =========     =========      =========         =======       =======      =======


          The following table summarizes PDV America's cost of sales and operating expenses.

                 PDV America Cost of Sales and Operating Expense


                                                                           Year Ended December 31,
                                                             ------------------------------------------------
                                                                   1998            1997             1996
                                                             --------------- ---------------- ---------------
                                                                             ($ in millions)
Crude oil                                                      $   2,571       $   3,552        $   3,053
Refined products                                                   5,102           6,739            7,139
Intermediate feedstocks                                              900           1,240            1,000
Refining and manufacturing costs                                     949             940              801
Other operating costs and expenses and inventory changes             784             527              498
                                                               ---------       ---------        ---------
Total cost of sales and operating expenses                     $  10,306       $  12,998        $  12,491
                                                               =========       =========        =========

Results of Operations--1998 Compared to 1997

                  Sales revenues and volumes. Sales decreased by $2,662 million, representing a 20% decrease from 1997 to 1998. This was due to a decrease in average sales price of 28% partially offset by an increase in sales volumes of 12%. (See PDV America Sales Revenues and Volumes table above.)

                  Equity in earnings (losses) of affiliates. Equity in earnings of affiliates increased by approximately $13 million, or 18.8% from $69 million in 1997 to $82 million in 1998. This increase was due primarily to a $14 million increase in CITGO's equity in earnings of LYONDELL-CITGO as a result of the change in CITGO's interest in LYONDELL-CITGO which increased from approximately 13% at December 31, 1996 to approximately 42% on April 1, 1997 and the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997 (See Consolidated Financial Statements of PDV America - Note 2 in Item 14a.)

                  Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $2,692 million, or 21% from 1997 to 1998. (See PDV America Cost of Sales and Operating Expense table above.)

                  The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 50% and 52% of cost of sales for the years 1998 and 1997, respectively. These refined product purchases included purchases from LYONDELL-CITGO, Chalmette and HOVENSA. The Companies estimate that margins on purchased products, on average, are lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from the Companies produced products and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. The Companies anticipate their purchased product requirements will increase, in volume and as a percentage of refined products sold, in order to meet marketing demands, although in the near term, other than normal refinery turnaround maintenance, the Companies do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of the Companies which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

                  Gross margin. The gross margin for 1998 was $655 million compared to $625 million for 1997. Gross margins in 1998 were positively affected by a 12% increase in sales volume partially offset by an erosion of gross margin on a per gallon basis which includes a lower of cost or market adjustment of $172 million.

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased $47 million, or 22% in 1998. The increase is due primarily to salary and related burden allocations as well as increases in advertising expense and depreciation.

                  Interest expense. Interest expense decreased $29 million from 1997 to 1998. The decrease was primarily due to the decrease in average debt outstanding related to a decrease in working capital requirements and the deferral of a significant 1998 excise tax payment, as well as the repayment of $250 million of the Company's Senior Notes on August 1, 1998. Also the average interest rate decreased due to a decrease in key rates and replacement of higher rate debt with lower rate debt.

                  Income taxes. PDV America's provision for income taxes in 1998 was $131 million, representing an effective tax rate of 36%. In 1997, PDV America's provision for income taxes was $106 million, representing an effective tax rate of 32%. The relatively low rate in 1997 was due primarily to the favorable resolution of a significant tax issue with the Internal Revenue Service in the second quarter of 1997. The resolution resulted in the reduction of a contingency reserve previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward. In 1998 the effective tax rate decreased slightly compared to the 1996 rate due to a decrease in state taxes.

Results of Operations--1997 Compared to 1996

                  Sales revenues and volumes. Sales increased by $670 million, representing a 5% increase from 1996 to 1997. The increase was due to an increase in sales volumes of 8% partially offset by a decrease in average sales prices of 3%. (See PDV America Sales Revenue and Volumes table above.)

                  Equity in earnings (losses) of affiliates. Equity in earnings of affiliates increased by approximately $24 million, or 53% from $45 million in 1996 to $69 million in 1997. This increase was due primarily to a $43 million increase in CITGO's equity earnings of LYONDELL-CITGO, which was due primarily to the change in CITGO's interest in LYONDELL-CITGO, which increased from approximately 13% at December 31, 1996 to approximately 42% on April 1,
1997, and the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997. Also, subsequent to the transfer of UNO-VEN assets, the Companies have recorded $4 million of equity in the earnings of Needle-Coker from the period from May 1, 1997 to December 31, 1997. These were offset by a $23 million decrease in the equity in earnings of UNO-VEN from $23 million in 1996 to $.5 million for the first four months of 1997. See "--PDV Midwest Refining, LLC" under "Business and Properties" and Consolidated Financial Statements of PDV America - Note 8 in
Item 14a).

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

                  Cost of sales and operating expenses. Cost of sales and operating expenses increased by $507 million, or 4% from 1996 to 1997. (See PDV America Cost of Sales and Operating Expense table above.)

                  The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 52% and 57% of cost of sales for the years 1997 and 1996, respectively. These refined product purchases included purchases from LYONDELL-CITGO, and Chalmette.

                  Gross margin. The gross margin for 1997 was $625 million, or 4.6%, compared to $461 million, or 3.6%, for 1996. Gross margins in 1997 were positively affected by high crude runs during periods of strong refining margins as well as asphalt and petrochemical activities and the positive contribution from PDVMR's refining operations.

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased $42 million, or 25%, due primarily to increased selling expenses in 1997, including the effect of the change in focus of the Companies' marketing programs initiated in April 1996 and increases in several other areas including purchasing, administrative services, information systems, corporate executive, credit card and other charges, none of which increased more than $6 million individually, but in the aggregate increased approximately $30 million for the year. Additionally, the effect of including PDVMR's expenses from May 1, 1997 to December 31, 1997 contributed to the increase.

                  Interest expense. Interest expense increased $15 million from 1996 to 1997. The increase was primarily due to the public debt and certain industrial revenue bonds which were outstanding for the entire year in 1997 compared to only a partial year during 1996 and CITGO's revolving bank loan, which had a higher outstanding balance during most of 1997 as compared to 1996. The increase was also due to debt related to PDVMR.

                  Income taxes. PDV America's provision for income taxes in 1997 was $106 million, representing an effective tax rate of 32%. In 1996, PDV America's provision for income taxes was $78 million, representing an effective tax rate of 36%. The decrease is due primarily to the favorable resolution with the Internal Revenue Service of a significant tax issue, related to environmental expenditures, in the second quarter of 1997. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward.

Liquidity and Capital Resources

                  For the year ended December 31, 1998, PDV America's net cash provided by operating activities totaled approximately $711 million, primarily reflecting $231 million of net income and $265 million of depreciation and amortization, a lower of cost or market adjustment to inventory of $172 million and the net effect of other items of $43 million. The more significant changes in other items included the decrease in accounts receivable, including receivables from affiliates, of approximately $86 million, a decrease in accounts payable and other liabilities, including payables to affiliates, of approximately $78 million and the increase of other assets of approximately $79 million.

                  Net cash used in investing activities in 1998 totaled $232 million, consisting primarily of capital expenditures of $230 million, loans to PDVSA Finance Ltd. in the aggregate amount of $260 million, and a loan to LYONDELL-CITGO of $20 million offset by $250 million of proceeds from notes receivable from PDVSA and $27 million of proceeds from sales of property, plant and equipment.

                  During the same period, consolidated net cash used in financing activities totaled approximately $479 million, consisting primarily of $309 million of payments on private placement notes, $269 million of dividends paid to PDV Holding, $59 million of repayment on term bank loan offset by $50 million of capital contribution from PDV Holding and the net additional borrowings of $108 million.

                  PDV America currently estimates capital expenditures for the years 1999-2003 will total approximately $2.2 billion, exclusive of investments in LYONDELL-CITGO, as shown in the following table.

              Estimated Capital Expenditures--1999 through 2003(1)


     Strategic                                                $1,320 million
     Maintenance                                                 503 million
     Regulatory/Environmental                                    332 million
                                                                 -----------
     Total                                                    $2,155 million
     -------------                                            ==============
     (1)     These estimates may change as future regulatory events unfold.

                  PDV America's $750 million senior notes issued in 1993 are comprised of (i) $250 million of 7 3/4% Senior Notes due August 1, 2000 and (ii) $500 million 7 7/8% Senior Notes due August 1, 2003 (collectively, the "Senior Notes"). Interest on these notes is payable in semiannual installments. PDV America repaid on August 1, 1998 the $250 million 7 1/4% Senior Notes due August 1, 1998, with the proceeds received from the maturity of $250 million of Mirror Notes due from PDVSA on July 31, 1998.


                  PDV America's $260 million loan to PDVSA Finance Ltd., a wholly owned subsidiary of Petroleos de Venezuela, S.A., was issued on November 10, 1998 and is comprised of two promissory notes of $130 million. PDVSA Finance shall repay the outstanding principal amount of the loan commencing on February 10, 2009, in 20 equal quarterly installments of principal. Interest shall be payable in arrears quarterly commencing on February 10, 1999, at a rate per annum equal to 8.558%.

                  As of December 31, 1998, CITGO had an aggregate of $1,343 million of indebtedness outstanding that matures on various dates through the year 2028. As of December 31, 1998, the contractual commitments to make principal payments on this indebtedness were $84 million, $47 million and $47 million for 1999, 2000 and 2001, respectively. CITGO's bank credit facility consists of a $400 million, five-year revolving bank loan and a $150 million, 364-day revolving bank loan, both of which are unsecured and have various borrowing maturities, of which $165 million was outstanding at December 31, 1998. Cit-Con has a separate credit agreement under which $21 million was outstanding at December 31, 1998. Other principal indebtedness consists of (i) $200 million in senior notes issued in 1996, (ii) $260 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (iii) $177 million in senior notes issued in 1991, (iv) $276 million in obligations related to tax exempt bonds issued by various governmental units, and (v) $208 million in obligations related to taxable bonds issued by a governmental unit. (See Consolidated Financial Statements of PDV America - Notes 9 and 10 in Item 14a.)

                  As of December 31, 1998, PDVMR had an aggregate of $65 million of indebtedness that matures on various dates through the year 2008. PDVMR's bank credit facility consists of a $125 million revolving credit facility, committed through April 2002, of which $45 million was outstanding at December 31, 1998. Other indebtedness consists of $20 million in pollution control bonds. (See Consolidated Financial Statements of PDV America - Note 10 in Item 14a.)

                  The debt instruments of PDV America, PDVMR and CITGO impose restrictions on PDV America's, PDVMR's and CITGO's ability to incur additional debt, grant liens, make investments, sell or acquire fixed assets, make restricted payments and engage in other transactions. In addition, restrictions exist over the payment of dividends and other distributions to PDV America from CITGO. PDV America, PDVMR and CITGO were in compliance with all their respective covenants under such debt instruments at December 31, 1998.

                  As of December 31, 1998, capital resources available to the Companies included cash on hand, available borrowing capacity under CITGO's revolving credit facility of $385 million, $138 million in unused availability under CITGO's uncommitted short-term borrowing facilities with various banks and $80 million in unused availability under PDVMR's revolving credit facility with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Companies' management believes that they have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet anticipated operating needs, debt service and currently anticipated future obligations as they arise. In addition, PDV America intends that payments received from PDVSA under the Mirror Notes will provide funds to service PDV America's Senior Notes. The Companies periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements. The Companies' ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time. See "Factors Affecting Forward Looking Statements".

                  PDV America and its direct subsidiaries are also party to a tax allocation agreement, which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities.

New Accounting Standards

                  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company had no items of other comprehensive income during the three years ended December 31, 1998.

                  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for the fiscal year ending December 31, 1998. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company has determined that its operations comprise a single reportable segment.

                  In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") which is effective for the Company's fiscal year ending December 31, 1998. The statement revises current employers' disclosure requirements for pensions and other postretirement benefits. It does not change the measurement or recognition of costs or liabilities associated with those plans.

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The Company has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, which is required no later than January 1, 2000.

Year 2000 Readiness

                  General. The inability of computers, software and other equipment using microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

                  To mitigate any adverse impact this may cause, the Companies have established a company-wide Year 2000 Project ("Project") to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. The Project is proceeding on schedule. In addition, CITGO is updating major elements of their information systems by implementing programs purchased from SAP. The first phase of SAP implementation, which included the financial reporting and materials management systems, was brought into production on January 1, 1998. Additional SAP modules including plant maintenance work order and cost tracking were implemented throughout 1998. The implementation will continue in 1999. The total cost of the SAP implementation is estimated to be approximately $110 million, which includes software, hardware, reengineering and change management. Management has determined that SAP is an appropriate solution to the Year 2000 issue related to the systems for which SAP is implemented. Such systems comprise approximately 80% of the Companies' total information systems. The implementation of SAP is 70 to 75% complete, and is on schedule and on budget as of December 31, 1998. Remaining business software systems are expected to be made Year 2000 ready through the Year 2000 Project or they will be replaced.

                  The Project. The Companies' Year 2000 Project Team is divided into two groups. One group is working with Information Systems ("I.S.") and Information Technology ("I.T.") related matters, while the other is analyzing non-I.S. and non-I.T. business and asset integrity matters. A risk-based approach toward Year 2000 readiness was applied to non-SAP systems and processes, with most fix-or-replace decisions made by year-end 1998. The strategy for achieving Year 2000 business and asset integrity is focused on equipment, software and relationships that are critical to the Companies' primary business operations, including refinery operations, terminal operations, crude oil purchase and shipment operations, and refined product distribution operations. The Companies engaged third party consultants to review and validate the methodology and organization of the Project. The Project strategy involves a number of phases: Inventory and Assessment of Critical Equipment, Software and Relationships, Contingency Planning, Remediation, Testing and Readiness.

                  The Inventory and Assessment of Critical Equipment and Software phase of the Project has been completed. The Inventory and Assessment of business relationships with customers and suppliers to assure continuity of purchases, sales and intercompany communications began in June 1998. The Companies now require that all new contracts with vendors, suppliers or business partners include a clause covering Year 2000 readiness. The Companies also seek evidence of Year 2000 readiness from service providers prior to procuring new services.

                  While the Project is systematically assessing the Year 2000 readiness of third party suppliers and customers, there can be no guarantee that third parties of business importance to the Companies will successfully and timely reprogram, replace or test all of their own computer hardware, software and process control systems. The Companies have therefore chosen to continue assessment and reevaluation of third party relationships beyond the deadline for completion of other aspects of Inventory and Assessment phases of the Project. Reviews of third party Year 2000 readiness will continue through 1999.

                  The Companies have also established a Year 2000 Contingency Planning Team. The strategy for Contingency Planning includes a review and analysis of existing contingency plans for the Companies' refineries, terminals, pipelines and other operations, in light of potential Year 2000 issues discovered in the Inventory and Assessment phases of the Project. The Contingency Planning phase will also evaluate and implement changes to the existing contingency plans. Contingency plans based on this process are scheduled to be enacted in phases, with completion scheduled for June 30, 1999. Additional planning is under way for the Remediation phase of the Project. Remediation has begun and includes technical analysis, testing and, if necessary, retrofitting or replacement of systems and equipment determined to be incapable of reliable operations in the Year 2000. Target for completion of the Remediation phase is August 1, 1999. The final phase of the Project, Readiness, is being conducted concurrently with other Project phases. As systems, equipment, processes and business relationships are determined and documented as Year 2000 ready, Project resources are being shifted to pursue Readiness in remaining areas of the enterprise.

          The following is the Companies' definition of Year 2000
Readiness:

          o Correctly and accurately handle date information before, during and after midnight, December 31, 1999.

          o Function correctly and accurately, and without disruption, before, during and after January 1, 2000.

          o Respond to two-digit year date input in a way that resolves ambiguity as to the century in a disclosed, defined and predetermined manner.

          o    Process all date data to reflect the year 2000 as a leap year.

          o Correctly and accurately recognize and process any date with a year specified as "99" and "00".

                  Costs. The estimated total cost of the Project is not more than $28 million, down from an original estimate of $35 million. The reduction is due to less than expected need for remediation of embedded systems and refinements in expense estimates. This estimate does not include the Companies' potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Companies participate but are not the managing partner or operator. The total amount expended through December 31, 1998 was approximately $7.1 million. Approximately 65% of these expenditures were for internal costs to conduct the company-wide Inventory and Assessment phases of the Project. The remaining 35% of the cost was for consultants in the specialized areas of Project Management,

Contingency Planning, Information Technology, Database Administration and Operations Analysis, as well as fees paid to third parties for Quality Assessment analysis of Project organization and methodology.

                  The costs of the Project are being funded with cash from operations. No existing or planned I.T. projects have been deferred or delayed due to Year 2000 readiness initiatives. The cost of implementing SAP replacement systems is not included in these estimates.

                  The majority of estimated future costs for completing the Project are anticipated to be directed toward the replacement and repair of systems and equipment found to be incapable of reliable operation in the Year 2000. Estimates for replacement and repair costs will be refined over time as the Remediation phase progresses.

                  Risks. The failure to correct a material Year 2000 problem could result in an interruption, or failure of, certain normal business activities or operations. Because the Companies are dependent, to a very substantial degree, upon the proper functioning of their computer systems and their interaction with third parties, including vendors and customers and their computer systems, a failure of any of these systems to be Year 2000 compliant could have a material adverse effect on the Companies. Failure of this kind could, for example, cause disruption in the supply of crude oil, cause disruption in refinery operations, cause disruption in the distribution of refined products, lead to incomplete or inaccurate accounting, recording, or processing of purchases of supplies or sales of refined products, or result in generation of erroneous results. If not remedied, potential risks include business interruption, financial loss, regulatory actions, reputational harm, and legal liability. Such failures could adversely affect the Companies' results of operations, liquidity and financial condition. Unlike other business interruption scenarios, Year 2000 implications could include multiple, simultaneous events which could result in unpredictable outcomes.

                  Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, PDV America's management is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Companies' operations, liquidity or financial position. The Project is expected to significantly reduce the Companies' level of uncertainty about the Year 2000 impact. PDV America's management believes that, with the implementation of new SAP business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be minimized. See also "Factors Affecting Forward Looking Statements".


       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Introduction. The Companies have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, the Companies have defined certain benchmarks consistent with their preferred risk profile for the environment in which the Companies operate and finance their assets. The Companies do not attempt to manage the price risk related to all of their inventories of crude oil and refined products. As a result, at December 31, 1998, the Companies were exposed to the risk of broad market price declines with respect to a substantial portion of their crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

                  Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum futures contracts, options and other over-the-counter commodity derivatives. Generally, CITGO's management strategies qualify as hedges. However, certain strategies do not qualify as hedges. CITGO may take commodity positions based on its views or expectations of specific commodity prices or price differentials between commodity types.

                        Non-Trading Commodity Derivatives
                       Open Positions at December 31, 1998


                                                    Maturity          Volumes of           Contract          Market
Commodity                      Derivative             Date           Contracts(1)          Value(2)           Value
---------                      ----------             ----           ------------          --------           -----
                                                                                                 ($ in millions)
No Lead Gasoline          Futures Purchased           1999                500                $ 8              $ 8

Heating Oil               Futures Purchased           1999                371                $ 7              $ 6
                          Futures Sold                1999                110                $ 2              $ 2

------------------------

(1)  1000 barrels per contract
(2)  Weighted average price

                  Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At December 31, 1998, CITGO's primary exposures were to U.S. dollar LIBOR and U.S. Treasury rates.

                  For interest rate swaps, the table below presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

                      Non-Trading Interest Rate Derivatives
                       Open Positions at December 31, 1998


                               Notional
                             Expiration         Fixed Rate          Principal
Variable Rate Index             Date               Paid              Amount
-------------------            ------             ------          -----------
                                                                 ($ in millions)

One-month LIBOR             May 2000               6.28%            $  25
J.J. Kenny                  May 2000               4.72%               25
J.J. Kenny                  February 2005          5.30%               12
J.J. Kenny                  February 2005          5.27%               15
J.J. Kenny                  February 2005          5.49%               15
                                                                    -----
                                                                    $  92
                                                                    =====

                  For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                 Long-Term Debt
                              At December 31, 1998


                                                                       Average
                          Fixed      Average Fixed     Variable      Variable
Expected Maturities     Rate Debt    Interest Rate    Rate Debt    Interest Rate
-------------------     ---------    -------------    ---------    -------------
1999                      $ 40           9.11%          $ 44            5.01%
2000                       290           7.94%             7            5.09%
2001                        40           9.11%             7            5.23%
2002                        36           8.78%            45            5.31%
2003                       559           7.98%           165            5.44%
Thereafter                 422           8.02%           501            6.00%
                        ------           -----          ----            -----
     Total              $1,387           8.07%          $769            5.77%
                        ======           =====          ====            =====
Fair Value              $1,356                          $769
                        ======                          ====

                        ITEM 8. FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                  The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are included in Item 14a of this report. The Quarterly Results of Operations are reported in Note 16 of Notes to Consolidated Financial Statements included in
Item 14a.


                      ITEM 9. CHANGES IN AND DISAGREEMENTS
             WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                  None.

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

                  The directors and executive officers of PDV America are as follows:


Name                        Age         Position
----                        ---         --------
Luis Urdaneta                57         Chairman of the Board and Director,
                                        President, Chief Executive and Financial
                                        Officer
Jose I. Moreno               40         Secretary and Director

Theodore Helmes              43         Treasurer and Chief Accounting Officer

                  Directors are elected to serve until their successors are duly elected and qualified. Executive officers are appointed by and serve at the discretion of the Board of Directors.

                  Luis Urdaneta has been a director of PDV America and Chairman of the Board, President, Chief Executive and Financial Officer, since July 1998. From March 1994 to May 1998 he was designated member of the Board of Directors and Executive Vice-President of PDVSA. He has been Chairman of the Board of Directors of CITGO since 1994.

                  Jose I. Moreno has been a director of PDV America and Secretary since August 1998. He has served as legal counsel to various subsidiaries of PDVSA in Venezuela and as member of the Board of Directors in subsidiaries of PVDSA located outside Venezuela, since 1991.

                  Theodore Helmes has been Treasurer and Chief Accounting Officer of PDV America since March 1999. He has been the International Finance Manager of PDV America since June 1991.

                  PDV America's Board of Directors currently has no committees.

                         ITEM 11. EXECUTIVE COMPENSATION

                  For the year ended December 31, 1998, the directors and executive officers of PDV America received compensation in the aggregate of approximately $1,300,000.

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

                  CITGO has entered into several transactions with PDVSA or other affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO for a fixed period, usually 20 to 25 years. The supply agreements differ somewhat for each entity and each refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced for each particular grade of crude oil or feedstock, less (i) certain deemed refining costs; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by a purchaser under the various supply agreements will vary depending on, among other things the efficiency with which such purchaser conducts its operations during such period. These supply agreements are designed to reduce the inherent earnings volatility of the refining operations of CITGO. Prior to 1995, certain costs were used in the CITGO supply agreement formulas, aggregating approximately $70 million per year, which were to cease being deductible after 1996. Commencing in the third quarter of 1995, a portion of such deductions were deferred from 1995 and 1996 to the years 1997 through 1999. In 1998, the effect of the adjustments to the original modifications was to reduce the price of crude oil purchased from PDVSA by approximately $25 million. The Company anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by approximately $25 million in 1999, as compared to the original modification and without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements depends primarily upon the current prices for refined products and certain actual costs of CITGO. This estimate is based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements. See also "Factors Affecting Forward Looking Statements".

         PDVMR is party to a Contract For Purchase and Sale Of Crude Oil dated April 23, 1997, with CITGO and Maraven S.A. ("Maraven"), a corporation organized and existing, at the date of the contract, under the laws of the Republic of Venezuela. In accordance with the contract, Maraven (or its successor) is obligated to provide a base volume of up to 100,000 barrels per day of Venezuelan crude, and CITGO as operator is responsible for administering the purchase of additional volumes of crude for the refinery. The Venezuelan crude is priced in accordance with a formula based upon posted crude prices less a quality differential. Maraven (or its successor), CITGO and PDVMR can change the amount and type of crude supplied in order to capture additional economic opportunities. The term of the agreement is sixty months with renewal periods of twelve months.

                  LYONDELL-CITGO owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell, referred to as the owners. CITGO contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996 with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017, and CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract (See Consolidated Financial Statements of PDV America -- Notes 2 and 3 in Item 14a).

                  Under long-term supply agreements and refined product purchase agreements, CITGO, PDVMR and LYONDELL-CITGO purchased approximately $1.4 billion, $0.2 billion and $0.5 billion, respectively, of crude oil, feedstocks and refined products at market related prices from PDVSA in 1998. At December 31, 1998, $91 million was included in due to affiliates as a result of the Companies transactions with PDVSA.

                  CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 1998, in accordance with agreements between the owners concerning such interest. CITGO has a one-time option exercisable after January 1, 2000 but before September 30, 2000, to increase, for an additional investment, its participation interest to 50%.

                  CITGO loaned $19.8 million and $16.5 million to LYONDELL-CITGO during 1998 and 1997, respectively. The notes bear interest at market rates which were approximately 5.9% at December 31, 1998 and 1997, and are due July 1, 2003. These notes are included in other assets at December 31, 1998 and 1997.

                  CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners.

                  An affiliate of PDVSA acquired a 50 percent equity interest in Chalmette in October 1997 and has assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1999. (See Consolidated Financial Statements of PDV America -- Note 3 in Item 14a.) CITGO exercised this option on November 1, 1997, and acquired approximately 65 MBPD of refined products from the refinery during 1998, approximately one-half of which was gasoline.


                  In October 1998, an affiliate of PDVSA acquired a 50 percent equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement. (See Consolidated Financial Statements of PDV America -- Note 3 in Item 14a.) Pursuant to the above arrangement, CITGO began acquiring approximately 120

MBPD of refined products from HOVENSA on November 1, 1998, approximately one-half of which was gasoline.

                  The purchase agreements with LYONDELL-CITGO, Chalmette and HOVENSA incorporate various formula prices based on published market prices and other factors. Such purchases totaled $2.1 billion for 1998. At December 31, 1998, $44 million was included in payables to affiliates as a result of these transactions.

                  The notes receivable from PDVSA are unsecured and consist of
(i) $250 million 7.75% Notes due August 1, 2000 and (ii) $500 million 7.995% Notes due August 1, 2003. Interest on these notes is payable semiannually by PDVSA to PDV America on February 1 and August 1 of each year, less one business day. For the year ended December 31, 1998, approximately $70 million of interest income is attributable to such notes with $25 million included in "Due from affiliates" at December 31, 1998.

                  The notes receivable from PDVSA Finance Ltd. are unsecured and are comprised of two $130 million 8.558% Notes maturing on November 10, 2013. Interest on these notes is payable quarterly, starting February 10, 1999. Interest income attributable to such notes was approximately $3 million at December 31, 1998, with the entire amount included in "Due from affiliates" at December 31, 1998.

                  CITGO had refined product, feedstock and crude oil and other product sales of $164 million to affiliates, including LYONDELL-CITGO and MVPPP, in 1998. At December 31, 1998, $34 million was included in "Due from affiliates" as a result of these transactions.

                  The Company has entered into a service agreement with PDVSA to provide financial and foreign agency services. Income from these services was $1.7 million in 1998.

                  CITGO has guaranteed approximately $99 million of debt of certain affiliates, including $50 million related to HOVENSA and $11 million related to Nelson Industrial Steam Company. (See Consolidated Financial Statements of PDV America -- Note 13 in Item 14a.)

                  Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi Refinery West Plant facilities. (See Consolidated Financial Statements of PDV America -- Note 14 in Item 14a.)

                  The Company and PDV America are parties to a tax allocation agreement that is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities.

                                     PART IV

                   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND
                               REPORTS ON FORM 8-K


a.   Certain Documents Filed as Part of this Report

     (1)      Financial Statements:
                                                                            Page
                                                                            ----
              Independent Auditors' Report...................................F-1
              Consolidated Balance Sheets at December 31, 1998
                       and 1997..............................................F-2
              Consolidated Statements of Income for the years ended
                       December 31, 1998, 1997 and 1996......................F-4
              Consolidated Statements of Shareholder's Equity for the
                       years ended December 31, 1998, 1997 and 1996..........F-5
              Consolidated Statements of Cash Flows
                       for the years ended December 31, 1998, 1997
                       and 1996..............................................F-6

              Notes to Consolidated Financial Statements.....................F-9

     (2)      None

     (3)      Exhibits:

              The Exhibit Index in part c., below, lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b.   Reports on Form 8-K

              None.

c.   Exhibits

       *3.1 Certificate of Incorporation, Certificate of Amendment of Certificate of Incorporation and By-laws of PDV America

-------------------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

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

      *10.5 Contract for the Purchase/Sale of Boscan Crude Oil, dated as of June 2, 1994, between Tradecal, S.A., and CITGO Asphalt Refining Company

      *10.6 Restated Contract for the Purchase/Sale of Heavy/Extra Heavy Crude Oil, dated December 28, 1990, among Maraven, S.A., Lagoven, S.A., and Seaview Oil Company

      *10.7 Sublease Agreement, dated as of March 31, 1987, between Champlin Petroleum Company, as Sublessor, and Champlin Refining Company, as Sublessee

      *10.8 Operating Agreement, dated as of May 1, 1984, among Cit-Con Oil Corporation, CITGO Petroleum Corporation and Conoco, Inc.

      *10.9 Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining Company, Ltd. dated July 1, 1993

     *10.10 Contribution Agreement among Lyondell Petrochemical Company, LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.


-------------------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

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

     *10.12 Supplemental Supply Agreement, dated as of May 5, 1993, between LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.

     *10.13 The UNO-VEN Company Partnership Agreement, dated as of December 4, 1989, between Midwest 76, Inc. and VPHI Midwest, Inc.

     *10.14 Supply Agreement, dated as of December 1, 1989, between The UNO-VEN Company and Petroleos de Venezuela, S.A.

     *10.15 Supplemental Supply Agreement, dated as of December 1, 1989, between The UNO-VEN Company and Petroleos de Venezuela, S.A.

     *10.16 Tax Allocation Agreement, dated as of June 24, 1993, among PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation
                   and PDV USA, Inc., as amended

    **10.17 Amendment and Supplement to Supply Agreement, dated as of May 11, 1994, between The UNO-VEN Company and Tradecal, S.A., as assignee of Petroleos de Venezuela, S.A.

   ***10.18 $150,000,000 Credit Agreement, dated May 13, 1998 between CITGO Petroleum Corporation and the Bank of America National Trust and Savings Association, The Bank of New York, the Royal Bank of Canada and Other Financial Institutions

   ***10.19 $400,000,000 Credit Agreement, dated May 13, 1998 between CITGO Petroleum Corporation and the Bank of America National Trust and Savings Association, The Bank of New York, the Royal Bank of Canada and Other Financial Institutions

   ***10.20 Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated December 31, 1998


-------------------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*** Previously filed as an Exhibit to CITGO Petroleum Corporation's ("CITGO") Form 10-K (File No. 1-14380) and incorporated herein by this reference.

      10.21 Loan agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of $130,000,000, dated November 10, 1998

      10.22 Loan agreement with PDVSA Finance Ltd. consisting of Promissory Note in the amount of $130,000,000, dated November 10, 1998

       12.1       Computation of Ratio of Earnings to Fixed Charges

       21.1       List of Subsidiaries of the Registrant

       27.1       Financial Data Schedule


-------------------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*** Previously filed as an Exhibit to CITGO Petroleum Corporation's ("CITGO") Form 10-K (File No. 1-14380) and incorporated herein by this reference.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                PDV AMERICA, INC.


                                By     /s/ Luis Urdaneta
                                   ----------------------------
                                           Luis Urdaneta
                                President, Chief Executive and
                                    Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signatures                             Title                    Date
      ----------                             -----                    ----


By     /s/ Luis Urdaneta           President, Chief Executive     March 30, 1999
   --------------------------      and Financial Officer,
       Luis Urdaneta               Director


By     /s/ Jose I. Moreno          Secretary, Director            March 30, 1999
   --------------------------
       Jose I. Moreno


By     /s/ Theodore Helmes         Treasurer, Chief Accounting    March 30, 1999
   --------------------------      Officer
       Theodore Helmes

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of PDV America, Inc.

We have audited the accompanying consolidated balance sheets of PDV America, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PDV America, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

February 5, 1999

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(Dollars in Thousands)
--------------------------------------------------------------------------------


ASSETS                                                    1998            1997
CURRENT ASSETS:
   Cash and cash equivalents                           $   34,822     $   35,268
   Accounts receivable - net                              592,315        666,264
   Due from affiliates                                     52,666         55,883
   Inventories                                            835,128      1,000,498
   Current portion of notes receivable
     from PDVSA                                              --          250,000
   Prepaid expenses and other                              85,571         20,872
                                                       ----------     ----------
         Total current assets                           1,600,502      2,028,785

NOTES RECEIVABLE FROM PDVSA AND AFFILIATE               1,010,000        750,000
PROPERTY, PLANT AND EQUIPMENT - Net                     3,420,053      3,427,983
RESTRICTED CASH                                             9,436          6,920
INVESTMENTS IN AFFILIATES                                 807,659        841,323
OTHER ASSETS                                              227,760        188,511
                                                       ----------     ----------
TOTAL                                                  $7,075,410     $7,243,522
                                                       ==========     ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
   Short-term bank loans                               $   37,000     $    3,000
   Accounts payable                                       492,090        491,977
   Due to affiliates                                      158,956        231,152
   Taxes other than income                                219,642        180,143
   Other current liabilities                              247,966        275,086
   Income taxes payable                                     1,607           --
   Current portion of long-term debt                       47,078        345,099
   Current portion of capital lease
     obligation                                            14,660         13,140
                                                       ----------     ----------
         Total current liabilities                      1,218,999      1,539,597

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(Dollars in Thousands) (continued)
--------------------------------------------------------------------------------

                                                          1998            1997
LONG-TERM DEBT                                          2,071,843      2,047,708
CAPITAL LEASE OBLIGATION                                  101,926        116,586
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS               200,281        199,765
OTHER NONCURRENT LIABILITIES                              230,007        234,710
DEFERRED INCOME TAXES                                     621,463        487,727
MINORITY INTEREST                                          29,559         28,337
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDER'S EQUITY:
   Common stock, $1.00 par value-authorized,
      issued and outstanding, 1,000 shares                      1              1
   Additional capital                                    1,532,435     1,482,435
   Retained earnings                                     1,068,896     1,106,656
                                                        ----------    ----------
         Total shareholder's equity                      2,601,332     2,589,092
                                                        ----------    ----------
TOTAL                                                   $7,075,410    $7,243,522
                                                        ==========    ==========

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1998
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                         1998            1997            1996
REVENUES:
   Net Sales                                         $ 10,780,691    $ 13,394,608    $ 12,698,366
   Sales to affiliates                                    179,556         227,595         253,694
                                                     ------------    ------------    ------------
                                                       10,960,247      13,622,203      12,952,060

   Equity in earnings (losses) of affiliates - net         82,338          68,930          44,906
   Interest income from PDVSA                              73,152          77,725          77,725
   Other income (expense) - net                            (8,669)        (14,487)         (3,373)
                                                     ------------    ------------    ------------
                                                       11,107,068      13,754,371      13,071,318
                                                     ------------    ------------    ------------
COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (including
      purchases of $3,576,056, $4,275,607 and
      $4,001,471 from affiliates)                      10,305,535      12,997,592      12,491,003
   Selling, general and administrative expenses           258,366         211,423         169,159
   Interest expense:
      Capital leases                                       14,235          15,597          16,818
      Other                                               166,006         193,868         177,544
   Minority interest                                        1,223           1,706           1,013
                                                     ------------    ------------    ------------
                                                       10,745,365      13,420,186      12,855,537
                                                     ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                361,703         334,185         215,781

INCOME TAXES                                              130,985         106,168          77,758
                                                     ------------    ------------    ------------
NET INCOME                                           $    230,718    $    228,017    $    138,023
                                                     ============    ============    ============

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
THREE YEARS ENDED DECEMBER 31, 1998
(Amounts in Thousands)
--------------------------------------------------------------------------------

                                                                                                   Total
                                                   Common Stock    Additional    Retained     Shareholder's
                                                Shares     Amount    Capital     Earnings         Equity
BALANCE, JANUARY 1, 1996                           1      $   1   $ 1,232,435   $   740,616    $ 1,973,052
   Net income                                     --         --            --       138,023        138,023
                                                ----      -----   -----------   -----------    -----------
BALANCE, DECEMBER 31, 1996                         1          1     1,232,435       878,639      2,111,075
   Capital contributions received from
      parent                                      --         --       250,000            --        250,000
   Net income                                     --         --            --       228,017        228,017
                                                ----      -----   -----------   -----------    -----------
BALANCE, DECEMBER 31, 1997                         1          1     1,482,435     1,106,656      2,589,092
   Capital contributions received from
      Parent                                      --         --        50,000            --         50,000
   Dividend distribution                          --         --            --      (268,500)      (268,500)
   Other                                          --         --            --            22             22
   Net income                                     --         --            --       230,718        230,718
                                                ----      -----   -----------   -----------    -----------
BALANCE, DECEMBER 31, 1998                         1      $   1   $ 1,532,435   $ 1,068,896    $ 2,601,332
                                                ====      =====   ===========   ===========    ===========

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1998
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                1998          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 230,718    $ 228,017    $ 138,023
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                             265,125      240,523      192,585
      Provision for losses on accounts receivable                13,826       17,827       13,275
      Gain on sale of Petro-Chemical Transport                   (2,590)          --           --
      Deferred income taxes                                      72,593       82,145        5,159
      Distributions in excess of (less than) equity in
         earnings (losses) of affiliates                         46,180       33,506       (8,672)
   Inventory adjustment to market                               171,600           --           --
   Postretirement benefits                                          516      (10,605)      15,465
   Other adjustments                                               (259)       7,397        2,549
   Change in operating assets and liabilities,
      exclusive of acquisitions of businesses:
      Accounts receivable                                       103,893      328,000     (199,333)
      Due from affiliates                                       (17,963)      (2,642)       1,253
      Inventories                                                (6,456)     (95,107)     (47,916)
      Prepaid expenses and other current assets                  (9,687)       6,380        6,525
      Accounts payable and other current liabilities            (25,383)    (246,846)      92,265
      Income taxes payable                                       (9,867)     (15,934)       3,725
      Due to affiliates                                         (87,705)     (73,417)      98,580
      Other assets                                              (79,118)     (86,934)     (83,874)
      Other liabilities                                          45,236       34,417       35,833
                                                              ---------    ---------    ---------

         Net cash provided by operating activities              710,659      446,727      265,442
                                                              ---------    ---------    ---------

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1998
(Dollars in Thousands) (continued)
--------------------------------------------------------------------------------

                                                                1998          1997         1996
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (230,195)    (264,377)    (437,763)
   Proceeds from sales of property, plant and equipment          26,722       28,194        3,929
   Loan to affiliate                                           (260,000)          --           --
   Proceeds from notes receivable from PDVSA                    250,000           --           --
   (Increase) decrease in restricted cash                        (2,516)       2,449       (8,111)
   Investments in LYONDELL-CITGO Refining LP                         --      (45,635)    (142,638)
   Loans to LYONDELL-CITGO Refining LP                          (19,800)     (16,509)          --
   Proceeds from sale of Petro-Chemical Transport                 7,160           --           --
   Investments in subsidiary and advances to other
      affiliates                                                 (3,247)      (2,442)         (10)
                                                              ---------    ---------    ---------

         Net cash used in investing activities                 (231,876)    (298,320)    (584,593)
                                                              ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments of) borrowings from revolving bank loans   $ (47,000)   $(106,000)   $  60,000
   Net proceeds from (repayments of) short-term bank loans       34,000      (50,000)      28,000
   Payments on term bank loan                                   (58,823)     (29,412)     (29,412)
   Payments on private placement senior notes                  (308,686)     (58,685)     (58,685)
   Payments on UHS business purchase liability                   (7,169)          --           --
   Proceeds from issuance of senior notes                            --           --      199,694
   Proceeds from issuance of taxable bonds                      100,000           --      120,000
   Proceeds from issuance of tax-exempt bonds                    47,200           --       25,000
   Dividends paid to parent                                    (268,500)          --           --
   Payments of capital lease obligations                        (13,140)     (11,778)     (11,252)
   Repayments of other debt                                      (7,111)      (5,109)      (7,143)
   Capital contributions received from parent                    50,000      250,000           --
   Payment of UNO-VEN notes                                          --     (135,000)          --
                                                              ---------    ---------    ---------

      Net cash (used in) provided by financing
          activities                                           (479,229)    (145,984)     326,202
                                                              ---------    ---------    ---------

                                       F-7

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1998
(Dollars in Thousands) (continued)
--------------------------------------------------------------------------------

                                                                1998          1997         1996
(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                     (446)       2,423        7,051

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
                                                                 35,268       32,845       25,794
                                                              ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $  34,822    $  35,268    $  32,845
                                                              =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for:
      Interest (net of amount capitalized)                    $ 184,376    $ 212,355    $ 197,798
                                                              =========    =========    =========

      Income taxes (net of refunds)                           $  60,392    $  48,639    $  58,492
                                                              =========    =========    =========

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


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

         On April 21, 1997, Propermyn B.V. ("Propermyn"), a Dutch limited liability company whose ultimate parent is PDVSA and which held all of the Company's common stock, contributed its shares of the Company to PDV Holding.

         Description of Business - The Companies (as defined below) manufacture or refine and market quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. CITGO (as defined below) owns and operates two modern, highly complex crude oil refineries (Lake Charles, Louisiana, and Corpus Christi, Texas) and two asphalt refineries (Paulsboro, New Jersey, and Savannah, Georgia) with a combined aggregate rated crude oil refining capacity of 582 thousand barrels per day ("MBPD"). CITGO also owns a minority interest in LYONDELL-CITGO Refining L.P., a limited partnership that owns and operates a refinery in Houston, Texas, with a rated crude oil refining capacity of 265 MBPD. CITGO also operates a 167 MBPD refinery in Lemont, Illinois, owned by PDVMR (as defined below). CITGO's assets also include a 65 percent owned lubricant and wax plant, pipelines, and equity interests in pipelines, pipeline companies and petroleum storage terminals. Transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located primarily east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the east coast of the United States. Lubricants are sold to independent marketers, mass marketers and industrial customers and petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (including CITGO Petroleum Corporation ("CITGO") and its wholly-owned subsidiaries, Cit-Con Oil Corporation, which is 65% owned by CITGO and VPHI Midwest, Inc. ("Midwest") and its wholly-owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR") (collectively, the "Companies"). All material intercompany transactions and accounts have been eliminated.

         Prior to May 1, 1997, Midwest had a 50% interest in the UNO-VEN Company ("UNO-VEN"), an Illinois general partnership. Beginning May 1, 1997, pursuant to the Partnership Interest Retirement Agreement (Note 8), PDVMR now owns certain UNO-VEN assets, as defined. Accordingly, the consolidated financial statements reflect the equity in earnings of UNO-VEN through April 30, 1997 (see Note 8) and the results of operations of PDVMR on a consolidated basis since May 1, 1997.

         The Companies' investments in less than majority owned affiliates are accounted for by the equity method. In addition, the excess of the carrying value of the investments over the equity in the underlying net assets of the affiliates is amortized on a straight-line basis over 40 years, which is based upon the estimated useful lives of the affiliates' assets.

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

         The Companies' operations are sensitive to domestic and international political, legislative, regulatory and legal environments. In addition, significant changes in the prices or availability of crude oil and refined products could have a significant impact on the results of operations for any particular year.

         Impairment of Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except the fair market values are reduced for the cost to dispose.

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

         Excise Taxes - The Companies collect excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3 billion, $3.2 billion and $2.7 billion were collected from customers and paid to various governmental entities in 1998, 1997 and 1996, respectively. Excise taxes are not included in sales.

         Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid short-term investments and bank deposits with initial maturities of three months or less.

         Restricted Cash - Restricted cash represents highly liquid short-term investments held in trust accounts in accordance with a tax-exempt bond agreement. Funds are released solely for financing construction of environmental facilities as defined in the bond agreements.

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

         The Companies capitalize interest on projects when construction takes considerable time and entails major expenditures. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Capitalized interest approximated $5 million, $8 million and $12 million in 1998, 1997 and 1996, respectively.

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

         In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The Company has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, which is required no later than January 1, 2000.

         Refinery Maintenance - Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to eight years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $58 million, $57 million and $53 million for 1998, 1997 and 1996, respectively. Ordinary maintenance is expensed as incurred.

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

         Income Taxes - The Companies account for income taxes using an asset and liability approach, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

         Comprehensive Income - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). The Company had no items of other comprehensive income during the three years ended December 31, 1998.

         Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform with the classifications used in 1998.

2.       INVESTMENT IN LYONDELL-CITGO REFINING LP

         LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 thousand barrel per day refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell Company ("Lyondell"), referred to as the owners. CITGO has contributed cash for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996 with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by a subsidiary of PDVSA under a long-term crude oil supply contract through 2017, and CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract (Note 3).

         CITGO's participation interest in LYONDELL-CITGO increased from 13% at December 31, 1996, to approximately 42% on April 1, 1997, in accordance with agreements between the owners concerning such interest. CITGO has a one time option to increase, for an additional investment, its participation interest to 50%. This option may be exercised after January 1, 2000 but no later than September 30, 2000.

         CITGO loaned $19.8 million and $16.5 million to LYONDELL-CITGO during 1998 and 1997, respectively. The notes bear interest at market rates which were approximately 5.9% at December 31, 1998 and 1997, and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners. Information on CITGO's investment in LYONDELL-CITGO follows:


                                           1998            1997          1996
                                                      (000s Omitted)
Carrying value of investment
   at December 31                        $  597,373    $  630,060    $  604,729
Notes receivable at December 31              36,309        16,509            --
Participation interest at December 31            41%           42%           13%
Equity in net income                     $   58,827    $   44,429    $    1,254
Cash distributions received                  91,763        64,734            --

Summary of financial position:
   Current assets                        $  197,000    $  243,000    $  273,000
   Noncurrent assets                      1,440,000     1,438,000     1,434,000
   Current liabilities                      203,000       293,000       373,000
   Noncurrent liabilities                   785,000       715,000       671,000
   Member's equity                          649,000       673,000       663,000

Summary of operating results:
   Revenue                               $2,055,000    $2,697,000    $2,823,000
   Gross profit                             291,000       255,000        70,000
   Net income                               169,000       147,000        11,000

 3.      RELATED PARTY TRANSACTIONS

         CITGO purchases approximately two-thirds of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. CITGO purchased $1.4 billion, $2 billion and $2.4 billion of crude oil, feedstocks and other products from wholly-owned subsidiaries of PDVSA in 1998, 1997 and 1996, respectively, under these and other purchase agreements. The crude supply contracts include force majeure clauses that have been exercised on various occasions. Exercise of these clauses requires that CITGO locate alternatives sources of supply for its crude oil requirements, and such action may result in lower operating margins.

         The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less (i) certain deemed refining costs adjustable for inflation, (ii) certain actual costs, including transportation charges, import duties and taxes and (iii) a deemed margin, which varies according to the grade of crude oil. At December 31, 1998 and 1997, $74 million and $138 million, respectively, were included in payables to affiliates as a result of these transactions.

         An affiliate of PDVSA acquired a 50% equity interest in a refinery in Chalmette, Louisiana ("Chalmette"), in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery, through December 31, 1999. CITGO exercised this option on November 1, 1997, and is acquiring approximately 65 thousand barrels per day of refined products from the refinery, approximately one-half of which is gasoline.

         Other affiliates of PDVSA entered into an agreement to acquire a combined 50% equity interest in an integrated vacuum/cover facility at Phillips' oil refinery under construction in Sweeny, Texas ("Sweeny"), on October 30, 1998.

         In October 1998, an affiliate of PDVSA acquired a 50% equity interest in a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA") and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (Note 3). Pursuant to the above arrangement, CITGO began acquiring approximately 120 MBPD of refined products from HOVENSA on November 1, 1998, approximately one-half of which was gasoline.

         CITGO also purchases refined products from various other affiliates including LYONDELL-CITGO, HOVENSA and Chalmette under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $2.1 billion, $2.0 billion and $1.6 billion for 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, $44 million and $39 million, respectively, were included in payables to affiliates as a result of these transactions.

         CITGO had refined product, feedstock, and other product sales to affiliates of $164 million, $221 million, and $190 million, in 1998, 1997 and 1996, respectively. CITGO's sales of crude oil to affiliates were $18 million, $3 million, and $64 million in 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, $34 million and $23 million, respectively, were included in due from affiliates as a result of these and related transactions.

         Pursuant to the Refinery Agreement with PDVMR (Note 8), on May 1, 1997, CITGO has been appointed operator of the PDVMR refinery. The term of the agreement is 60 months and shall be automatically renewed for periods of 12 months (subject to early termination as provided in the agreement). CITGO employed the substantial majority of employees previously employed by UNO-VEN and, as a result, CITGO assumed a liability for post retirement benefits other than pensions of $27 million related to those employees. CITGO also purchases the products produced at the refinery.

         PDVMR is party to a Contract For Purchase and Sale Of Crude Oil dated April 23, 1997, with Maraven S.A. ("Maraven"), a corporation organized and existing, at the date of the contract, under the laws of the Republic of Venezuela, and CITGO. In accordance with the contract, Maraven (or its successor) is obligated to provide a base volume of up to 100,000 barrels per day of Venezuelan crude, and CITGO as operator is responsible for administering the purchase of additional volumes of crude for the refinery. The Venezuelan crude is priced in accordance with a formula based upon posted crude prices less a quality differential. Maraven (or its successor), CITGO and PDVMR can change the amount and type of crude supplied in order to capture additional economic opportunities. The term of the agreement is 60 months with renewal periods of 12 months.

         During 1995, the Company entered into a service agreement with PDVSA to provide financial and foreign agency services. Income from these services was $1.7 million, $0.9 million and $0.3 million in 1998, 1997 and 1996, respectively.

         Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note
         14. The Company has also guaranteed debt of certain affiliates (Note
         13).

         The notes receivable from PDVSA are unsecured and are comprised of $250 million of 7.75% notes maturing on August 1, 2000 and $500 million of 7.995% notes maturing on August 1, 2003. Interest on these notes is payable semiannually by PDVSA to the Company on February 1 and August 1 of each year, less one business day. Interest income attributable to such notes was approximately $70 million, $78 million and $78 million for the years ended December 31, 1998, 1997 and 1996, respectively, with approximately $25 million and $32 million included in due from affiliates at December 31, 1998 and 1997, respectively. The notes receivable from affiliate are unsecured and are comprised of two $130 million of 8.558% notes maturing on November 10, 2013. Interest on these notes is payable quarterly starting February 10, 1999. Interest income attributable to such notes was approximately $3 million at December 31, 1998, with the entire amount included in due from affiliates at December 31, 1998. Due to the related party nature of these notes receivable, it is not practicable to estimate their fair value.

4.       ACCOUNTS RECEIVABLE


                                                          1998           1997
                                                              (000s Omitted)
Trade                                                  $ 541,613      $ 580,247
Credit card                                               47,096         45,896
Other                                                     23,051         65,374
                                                       ---------      ---------
                                                         611,760        691,517
Less allowance for uncollectible accounts                (19,445)       (25,253)
                                                       ---------      ---------
                                                       $ 592,315      $ 666,264
                                                       =========      =========


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

         Effective June 27, 1997 and November 19, 1997, CITGO established two new limited purpose subsidiaries, CITGO Funding Corporation and CITGO Funding Corporation II, which entered into nonrecourse agreements to sell trade accounts and credit card receivables. Under the terms of the agreements, new receivables are added to the pool as collections reduce previously sold receivables. The amounts sold at any one time are limited to a maximum of $125 million of trade accounts receivable and $150 million of credit card receivables. These agreements are renewable for successive one-year terms by mutual agreement. Both agreements were renewed during 1998. Fees and expenses of $16.1 million and $5.8 million related to the agreements were recorded as other expense during the years ended December 31, 1998 and 1997, respectively. Proceeds of approximately $275 million from the initial sales in 1997 were used primarily to make payments on CITGO's revolving bank loan.

5.       INVENTORIES



                                                      1998               1997
                                                           (000s Omitted)
Refined product                                    $  580,666         $  734,261
Crude Oil                                             186,503            196,349
Materials and supplies                                 67,959             69,888
                                                   ----------         ----------
                                                   $  835,128         $1,000,498
                                                   ==========         ==========

         Inventories at December 31, 1998 are carried at estimated net realizable value and results of operations for 1998 include a charge of $171.6 million representing the excess of cost over net market value. At December 31, 1997, replacement costs approximated LIFO carrying values.

6.       PROPERTY, PLANT AND EQUIPMENT


                                                      1998               1997
                                                           (000s Omitted)
Land                                                $   140,047     $   153,448
Building                                                520,698         512,012
Machinery and equipment                               3,486,873       3,350,957
Vehicles                                                 34,434          47,952
Constitution in progress                                186,436         135,406
                                                    -----------     -----------
                                                      4,368,488       4,199,775
Accumulation depreciation and amortization             (948,435)       (771,792)
                                                    -----------     -----------
                                                    $ 3,420,053     $ 3,427,983
                                                    ===========     ===========

         Depreciation expense for 1998, 1997 and 1996 was $203 million, $178 million and $136 million, respectively.

         In 1997, CITGO incurred property damages from a fire at the Company's Corpus Christi, Texas refinery (Note 13). As a result, CITGO capitalized $14.5 million of replacement machinery and equipment in 1997. Other income (expense) included in 1997, $9.4 million of insurance recoveries related to this event.

         Other income (expense) includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $2 million, $14 million and $2 million in 1998, 1997, and 1996, respectively.

7.       INVESTMENT IN AFFILIATES

         CITGO - In addition to LYONDELL-CITGO (Note 2), CITGO's investments in affiliates consist of equity interests of 6.8 to 50% in joint interest pipelines and terminals, including a 13.98% interest in Colonial Pipeline Company; a 49.5% partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49% partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded CITGO's equity in the underlying net assets by approximately $151 million and $155 million at December 31, 1998 and 1997, respectively.

         At December 31, 1998 and 1997, NISCO had a partnership deficit. CITGO's share of this deficit, as a general partner, was $56.5 million and $49.6 million at December 31, 1998 and 1997, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

         Information on CITGO's investments, including LYONDELL-CITGO, follows:


                                                           1998         1997         1996
                                                                    (000s Omitted)
Investments in affiliates (excluding NISCO)            $  781,481   $  813,923   $  790,576
Equity in net income of affiliates                         77,105       64,460       21,481
Dividends and distributions received from affiliates      122,044       91,742       31,157


Selected financial information provided by the affiliates is summarized as follows:

                                                           1998         1997         1996
                                                                    (000s Omitted)
Summary of financial position:
   Current assets                                      $  464,047   $  511,848   $  543,692
   Noncurrent assets                                    2,817,165    2,830,568    2,859,091
   Current liabilities                                    670,045      627,296      697,046
   Noncurrent liabilities                               1,934,378    2,025,709    1,999,276
Summary of operating results:
   Revenues                                            $3,337,449   $4,076,429   $4,158,684
   Gross profit                                           757,678      628,559      475,227
   Net income                                             384,810      371,006      242,434

         PDVMR - PDVMR has a 25% interest in The Needle Coker Company ("Needle"), which is accounted for using the equity method. The Company received cash distributions of approximately $6.5 and $5.5 million in 1998 and 1997, respectively, from Needle.

Selected financial information for 1998 and 1997 provided by Needle is shown below:


                                                        1998          1997
                                                      (Dollars in Thousands)
Summary of financial position:
   Current assets                                      $17,162       $17,099
   Noncurrent assets                                    66,149        70,219
   Current liabilities                                   5,086         4,127
   Noncurrent liabilities                                   --            --

Summary of operating results (full year):
   Revenues                                             74,150        85,441
   Gross profit                                         23,292        28,450
   Net earnings                                         20,933        25,510

8.       DISTRIBUTION OF UNO-VEN ASSETS

         Since 1989, the Company through various subsidiaries had a 50% interest in UNO-VEN. On May 1, 1997 pursuant to a Partnership Interest Retirement Agreement, PDV America and Union Oil Company of California ("UNOCAL") transferred certain assets and liabilities of UNO-VEN to PDVMR, a subsidiary of the Company, as a result of the liquidation of the Company's 50% ownership interest in UNO-VEN. The assets included a 153 thousand barrel per day refinery in Lemont, Illinois, as well as eleven product distribution terminals and 89 retail sites located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery (Note 3).

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

         The allocation of the Company's basis in the partnership and the acquisition cost was as follows:


                                                               (000s Omitted)

Accounts receivable                                              $   26,300
Inventory                                                            72,200
Property, plant and equipment                                       576,800
Investment in The Needle Coker Company                               28,800
Other assets                                                         35,300
Working capital facility with bank                                  (13,000)
Other current liabilities                                          (257,600)
Long-term debt                                                     (154,900)
Other noncurrent liabilities                                        (68,700)
                                                                 -----------
PDVMR's equity                                                   $  245,200
                                                                 ==========


         Information with respect to UNO-VEN for the four months ended April 30, 1997 and as of and for the year ended December 31, 1996 is as follows:


                                                  1997            1996
Investment in UNO-VEN                                N/A       $  249,949
Equity in net income                            $    450           23,425
Distributions received from UNO-VEN                5,194            5,076


         Financial information of UNO-VEN is as follows:


                                                  1997            1996
                                                      (000s Omitted)
Summary of financial position:
   Current assets                                    N/A       $  360,900
   Noncurrent assets                                 N/A          562,700
   Current liabilities                               N/A          265,800
   Noncurrent liabilities                            N/A          158,000

Summary of operating results:
   Revenues                                   $  567,500       $1,663,277
   Gross profit                                   37,400          150,000
   Net income                                        900           46,890

         Under a long-term crude oil supply agreement, terminated by UNO-VEN's liquidation, and vessel transportation contracts, UNO-VEN purchased $964 million of crude oil from a wholly-owned subsidiary of PDVSA in 1996. The terms and pricing formulas were similar to the Company's subsidiaries' crude oil supply agreements (see Note 3).

         UNO-VEN bought and sold refined products from/to Unocal. Agreements underlying these transactions defined the obligations and responsibilities of the parties. Pricing was in accordance with formulas based, in part, upon market-related prices of finished products. UNO-VEN also had a number of agreements with Unocal covering certain marketing, administrative, and technical functions.

9.       SHORT-TERM BANK LOANS

         As of December 31, 1998, CITGO has established $175 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the Federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 1998, 1997 and 1996 were 5.8%, 5.9% and 5.7%, respectively. CITGO had $37 million and $3 million of borrowings outstanding under these facilities at December 31, 1998 and 1997, respectively.

10.      LONG-TERM DEBT

                                                                  1998           1997
                                                                       (000s Omitted)
Senior Notes:
 7.25% Senior Notes $250 million face amount paid 1998          $       --    $   249,859

 7.75% Senior Notes $250 million face amount due 2000              250,000        250,000

 7.875% Senior Notes $500 million face amount due 2003             497,723        497,330

Shelf registration:
 7.875% Senior Notes $200 million face amount due 2006             199,776        199,745

Revolving bank loans:
 Bank of America                                                   165,000        135,000
 Various banks                                                      45,000        122,000

Term bank loan                                                          --         58,823

Private Placement:
 8.75% Series A Senior Notes due 1998                                   --         18,750
 9.03% Series B Senior Notes due 1998-2001                          85,714        114,286
 9.30% Series C Senior Notes due 1998-2006                          90,909        102,273

Master Shelf Agreement:
 8.55% Senior Notes due 2002                                        25,000         25,000
 8.68% Senior Notes due 2003                                        50,000         50,000
 7.29% Senior Notes due 2004                                        20,000         20,000
 8.59% Senior Notes due 2006                                        40,000         40,000
 8.94% Senior Notes due 2007                                        50,000         50,000
 7.17% Senior Notes due 2008                                        25,000         25,000
 7.22% Senior Notes due 2009                                        50,000         50,000

Tax Exempt Bonds:
 Pollution control revenue bonds due 2004                           15,800         15,800
 Port facilities revenue bonds due 2007                             11,800         11,800
 Louisiana wastewater facility revenue bonds due 2023                3,020          3,020
 Louisiana wastewater facility revenue bonds due 2024               20,000         20,000
 Louisiana wastewater facility revenue bonds due 2025               40,700         40,700
 Gulf Coast solid waste facility revenue bonds due 2025             50,000         50,000
 Gulf Coast solid waste facility revenue bonds due 2026             50,000         50,000
 Port of Corpus Christi sewage and solid waste disposal
   revenue bonds due 2026                                           25,000         25,000
 Louisiana wastewater facility revenue bonds due 2026               12,000          2,000
 Gulf Coast Solid Waste Facility revenue bonds due 2028             25,000             --
 Industrial Development Facilities revenue bonds due 2028           22,200             --

Taxable Louisiana wastewater facility revenue bonds due 2026       108,000        118,000
Taxable Gulf Coast environmental facility bonds due 2028           100,000             --
PDVMR - Pollution control bonds due 2008                            19,850         19,850

Cit-Con bank credit agreement                                       21,429         28,571
                                                               -----------    -----------

                                                                 2,118,921      2,392,807

Less current portion of long-term debt                             (47,078)      (345,099)
                                                               -----------    -----------

                                                               $ 2,071,843    $ 2,047,708
                                                               ===========    ===========

         In August 1993, the Company issued $1 billion principal amount of Senior Notes (the "Senior Notes") with interest rates ranging from 7.25 to 7.875% with due dates ranging from 1998 to 2003. Interest on the Senior Notes is payable semiannually, commencing February 1, 1994. The Senior Notes represent senior unsecured indebtedness of the Company, and are structurally subordinated to the liabilities of the Company's subsidiaries. The Senior Notes are guaranteed by Propernyn and PDVSA. The Senior Notes contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional debt, to pay dividends, place liens on property, and sell certain assets. The Company was in compliance with the debt covenants at December 31, 1998.

         In April 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, CITGO entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by CITGO under the shelf registration. No amounts were sold under this agreement as of December 31, 1998.

         On May 13, 1998 CITGO terminated its $675 million revolving bank loan and replaced it with a credit agreement with various banks consisting of (i) a $400 million, five-year, revolving bank loan and (ii) a $150 million, 364-day, revolving bank loan, both of which are unsecured and have various borrowing maturities and interest rate options. Interest rates on the revolving bank loans were 7.5% and 6.9% at December 31, 1998 and 1997, respectively.

         On September 3, 1998 CITGO terminated its term bank loan.

         PDVMR has a revolving credit facility with a consortium of banks which is committed through April 28, 2002 and allows for borrowings up to $125 million at various interest rates. Inventories and accounts receivable of PDVMR are pledged as collateral. The facility contains certain covenants that impose limitations on the PDVMR for paying distributions, incurring additional debt, placing liens on property, making investments and loans, and modifying or terminating certain supply, sales and operating agreements (Note 3). PDVMR was in compliance with these covenants at December 31, 1998. The weighted average interest rates at December 31, 1998 and 1997 were 6.60% and 6.72%, respectively.

         At December 31, 1998, CITGO has outstanding approximately $177 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments in November and interest is payable semiannually in May and November.

         At December 31, 1998, CITGO has outstanding $260 million of privately placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

         The various agreements above contain certain covenants that, depending upon the level of the Companies' capitalization and earnings, could impose limitations on the Companies for paying dividends, incurring additional debt, placing liens on property, and selling fixed assets. The Companies were in compliance with the debt covenants at December 31, 1998.

         Through state entities, CITGO has issued $49.8 million of industrial development bonds for certain Lake Charles, Louisiana port facilities and pollution control equipment and $226 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles, Louisiana and Corpus Christi, Texas refineries and at the LYONDELL-CITGO refinery. Additional credit support for these bonds is provided through letters of credit. The bonds bear interest at various floating rates which ranged from 4.1% to 6% at December 31, 1998, and 3.7% to 5.2% at December 31, 1997.

         Through state entities, CITGO has issued and currently outstanding $208 million of taxable environmental revenue bonds to finance a portion of CITGO's environmental facilities at its Lake Charles, Louisiana refinery and at the LYONDELL-CITGO refinery. Such bonds are secured by letters of credit and have floating interest rates (5.3% at December 31, 1998 and 5.8% at December 31, 1997). At the option of CITGO and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. At December 31, 1998, $12 million of the original $120 million in taxable Louisiana revenue bonds had been converted to tax-exempt bonds.

         PDVMR has nontaxable variable rate pollution control bonds, with interest, currently paid monthly. The bonds have one payment at maturity in the year 2008 to retire the principal, and principal and interest payments are guaranteed by a $20.3 million letter of credit. An interest rate swap agreement, based upon a notional amount of $19.9 million fixed the variable rate at 5.36% until October 26, 1998.

         The Cit-Con bank credit agreement consists of a term loan collateralized by throughput agreements of the owner companies. The loan contains various interest rate options (weighted average effective rates of 6.7% and 6.5% at December 31, 1998 and 1997, respectively), and requires quarterly principal payments through December 2001.

         Future maturities of long-term debt as of December 31, 1998 are:
         1999-$47.1 million; 2000-$297.1 million; 2001-$47.1 million; 2002-$81.4 million; 2003 - $724.1 million; and $922.1 million thereafter.

CITGO has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:


CITGO'S interest rateswap agreements:

                                                                    Notional Principal
                                                                          Amount
                                   Expiration       Fixed Rate      1998           1997
Variable Rate Index                   Date             Paid            (000s Omitted)

One-month LIBOR                   September 1998       4.85%      $     --       $  25,000
One-month LIBOR                   November 1998        5.09             --          25,000
One-month LIBOR                   May 2000             6.28         25,000          25,000
J.J. Kenny                        May 2000             4.72         25,000          25,000
J.J. Kenny                        February 2005        5.30         12,000          12,000
J.J. Kenny                        February 2005        5.27         15,000          15,000
J.J. Kenny                        February 2005        5.49         15,000          15,000
                                                                  --------       ---------
                                                                  $ 92,000       $ 142,000
                                                                  ========       =========


PDVMR'S interest rate swap
agreements:

                                                                    Notional Principal
                                                                          Amount
                                   Expiration       Fixed Rate      1998           1997
Variable Rate Index                   Date             Paid            (000s Omitted)


J.J. Kenny                        October 26, 1998     5.36%      $     --       $  19,850
                                                                  ========       =========

Interest expense includes $1.0 million, $0.8 million and $1.1 million in 1998, 1997 and 1996, respectively, related to interest paid on these agreements.

11.      EMPLOYEE BENEFIT PLANS

         Employee Savings - CITGO sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and CITGO makes contributions, including matching of employee contributions, based on plan provisions. CITGO charged $19 million, $19 million and $16 million to operations related to its contributions to these plans in 1998, 1997 and 1996, respectively.

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

         Postretirement Benefits Other Than Pensions - In addition to pension benefits, the Companies also provide certain health care and life insurance benefits for eligible salaried and hourly employees at retirement. These benefits, are subject to deductibles, copayment provisions and other limitations and are primarily funded on a pay-as-you-go basis. The Company reserves the right to change or to terminate the benefits at any time.

         The following sets forth the changes in benefit obligations and plan assets for the pension and postretirement plans for the years ended December 31, 1998 and 1997 and the funded status of such plans reconciled with amounts reported in the Company's consolidated balance sheets:

                                               Pension Benefits            Other Benefits
                                               ----------------            --------------
                                             1998           1997         1998         1997
                                                (000s Omitted)             (000s Omitted)
Change in benefit obligation:
 Benefit obligation, beginning of year      $ 233,486    $ 193,074    $ 180,406    $ 149,150
 Service cost                                  17,742       15,759        6,610        6,786
 Interest cost                                 16,058       14,246       12,770       12,359
 Actuarial gain (loss)                         11,958       17,911        1,631      (12,218)
 Assumption of affiliate's postretirement
   liability (Note 3)                              --           --           --       26,975
 Benefits paid                                 (8,862)      (7,504)      (5,489)      (2,646)
                                            ---------    ---------    ---------    ---------

Benefit obligation, end of year               270,382      233,486      195,928      180,406
                                            ---------    ---------    ---------    ---------

Change in plan assets:
 Fair value of plan assets, beginning
   of year                                    221,261      184,236          889          843
 Acutal return on plan assets                  38,139       42,727           50           46
 Employer contribution                          4,110        1,802        5,489        2,646
 Benefits paid                                 (8,862)      (7,504)      (5,489)      (2,646)
                                            ---------    ---------    ---------    ---------

Fair value of plan assets, end of year        254,648      221,261          939          889
                                            ---------    ---------    ---------    ---------

Funded status                                 (15,734)     (12,225)    (194,989)    (179,517)
Unrecognized net acturial gain                (41,146)     (36,249)     (11,896)     (23,948)
Unrecognized prior service cost                   147          186           --           --
Net gain at date of adoption                   (1,280)      (1,548)          --           --
                                            ---------    ---------    ---------    ---------

Net amount recognized                       $ (58,013)   $ (49,836)   $(206,885)   $(203,465)
                                            =========    =========    =========    =========

Amounts recognized in the Company's
 consolidated balance sheets consist of:
  Accrued benefit liability                 $ (61,991)   $ (53,953)   $(206,885)   $(203,465)
  Intangible asset                              3,978        4,117           --           --
                                            ---------    ---------    ---------    ---------

Net amount recognized                       $ (58,013)   $ (49,836)   $(206,885)   $(203,465)
                                            =========    =========    =========    =========



                                           Pension Benefits      Other Benefits
                                           ----------------      --------------
                                            1998     1997        1998      1997

Weighted-average assumptions as of
 December 31:
 Discount rate                              6.75%     7.0%       6.75%     7.0%
 Expected return on plan assets             9.0%      9.0%       6.0%      6.0%
 Rate of compensation increase              5.0%      5.0%       --        --

         For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.5% for 2002 and remain at that level thereafter.

                                                Pension Benefits                          Other Benefits
                                        ------------------------------------    ------------------------------------
                                         1998          1997         1996          1998         1997         1996
                                                 (000s Omitted)                           (000s Omitted)
Components of net periodic benefit cost:
   Service Cost                          $ 17,742      $ 15,759     $ 13,356      $  6,610     $  6,786     $  7,047
   Interest cost                           16,058        14,246       12,787        12,770       12,359       11,982
   Expected return on plan assets         (19,660)      (15,453)     (13,520)          (53)         (47)         (50)
   Amortization of prior service
      cost                                     40            40           39            --           --           --
   Amortization of net gain at date
      of adoption                            (268)         (268)        (268)           --           --           --
   Recognized net actuarial (gain)
      loss                                 (1,625)       (1,228)        (828)       (8,823)     (27,581)          --
                                         --------      --------     --------      --------     --------     --------
   Net periodic benefit cost (credit)    $ 12,287      $ 13,096     $ 11,566      $ 10,504     $ (8,483)    $ 18,979
                                         ========      ========     ========      ========     ========     ========

         Actuarial gains (or losses) related to the postretirement benefit obligation are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5% of the accumulated postretirement benefit obligation.

         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $18.2 million, $17.5 million and $0, respectively, as of December 31, 1998 and $16.2 million, $16 million and $0, respectively, as of December 31, 1997.

         Assumed health care cost trend rate have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:


                                             1-Percentage-        1-Percentage-
                                             Point Increase       Point Decrease
Increase (decrease) in total of service
   and interest cost components               $ 3,930,100          $ (3,268,000)
Increase (decrease) in postretirement
   benefit obligation                          35,267,000           (29,887,000)

         Employee Separation Programs - During 1997, CITGO's senior management implemented a Transformation Program which resulted in certain personnel reductions (the "Separation

         Programs"). CITGO expensed approximately $8 million and $22 million for the years ended December 31, 1998 and 1997, respectively, relating to the Separation Programs.

         In accordance with the transfer of UNO-VEN's assets to PDVMR (Note 8), PDVMR assumed the responsibility for UNO-VEN's pension plans, which include both a qualified and a nonqualified plan which were frozen at their current levels on April 30, 1997. The plans cover former UNO-VEN employees who were eligible for participation in the plans as of April 30, 1997. At December 31, 1998 and 1997, plan assets consisted of equity securities, bonds and cash.

         The following sets forth the changes in benefit obligations and plan assets for the years ended December 31, 1998 and 1997 and the funded status of the plans reconciled with amounts reported in the company's balance sheets:



                                                          Dollars in Thousands
                                                            1998          1997
Change in benefit obligation:
  Benefit obligation, beginning of year                  $ 61,018      $ 64,639
  Interest cost                                             4,348         2,853
  Actuarial loss                                            5,735         4,649
  Benefits paid                                            (6,330)      (11,123)
                                                         --------      --------
Benefit obligation, end of year                            64,771        61,018
                                                         --------      --------

Change in plan assets:
  Fair value of plan assets, beginning of year             65,792        68,374
  Actual return on plan assets                              8,148         8,383
  Employer contribution                                       447           158
  Benefits paid                                            (6,330)      (11,123)
                                                         --------      --------
Fair value of plan assets, end of year                     68,057        65,792
                                                         --------      --------
Funded status                                               3,286         4,774
Unrecognized net actuarial loss                             2,997            92
                                                         --------      --------
Prepaid benefit cost                                     $  6,283      $  4,866
                                                         ========      ========

                                                           1998           1997
Weighted-average assumptions as of December 31:
  Discount rate                                            6.75%          7.00%
  Expected return on plan assets                           9.50%          9.50%

                                                           1998           1997
Components of net periodic benefit cost:
  Interest cost                                         $ 4,348        $ 2,853
  Expected return on plan assets                         (5,482)        (3,657)
  Recognized net actuarial loss                             215             --
                                                        -------        -------
  Net periodic benefit cost (credit)                    $  (919)       $  (804)
                                                        =======        =======

         The accumulated benefit obligation of the nonqualified plan exceeds the related plan assets. The projected benefit obligation (which equals the accumulated benefit obligation for this plan) and fair value of plan assets for such plan were $423,802 and $0, respectively, as of December 31, 1998 and $775,208 and $0, respectively, as of December 31, 1997.

12.      INCOME TAXES

         The provisions for income taxes are comprised of the following:


                                           1998            1997           1996
                                                     (000s Omitted)
Current:
  Federal                               $  41,085       $  24,369      $  69,698
  State                                     5,896            (346)         2,901
                                        ---------       ---------      ---------
                                           46,981          24,023         72,599
Deferred                                   84,004          82,145          5,159
                                        ---------       ---------      ---------
                                        $ 130,985       $ 106,168      $  77,758
                                        =========       =========      =========

         The Federal statutory tax rate differs from the effective rate due to the following:


                                             1998            1997          1996
Federal statutory tax rate                   35.0%           35.0%         35.0%
State taxes, net of Federal benefit           1.7             2.7           3.2
Dividend exclusions                          (2.0)           (2.3)         (3.5)
Tax settlement                                 --            (4.9)           --
Other                                         1.5             1.2           1.3
                                             ----            ----          ----
Effective tax rate                           36.2%           31.7%         36.0%
                                             ====            ====          ====

         The effective tax rate during 1997 was lower than during 1996 and 1998 due primarily to the favorable resolution of a significant tax issue, related to environmental expenditures, with the IRS in 1997.

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1998 and 1997 are as follows:


                                                                December 31,
                                                            1998          1997
                                                               (000s Omitted)
Deferred tax liabilities:
  Property, plant and equipment                            $625,204     $546,726
  Inventories (including effect of adjustment
    to market)                                               21,091       88,079
  Investments in affiliates                                 120,480       93,201
  Other                                                      63,641       47,082
                                                           --------     --------
                                                            830,416      775,088
                                                           --------     --------
Deferred tax assets:
  Postretirement benefit obligations                         74,331       72,412
  Marketing and promotional accruals                         12,773       19,139
  Employee benefit accruals                                  34,029       34,229
  Alternative minimum tax credit carryforward                45,678       74,117
  Other                                                      97,589       91,940
                                                           --------     --------
                                                            264,400      291,837
                                                           --------     --------
Net deferred tax liability (of which $55,447
  and $4,476 is included in prepaid expenses and
  other at December 31, 1998 and 1997, respectively)       $566,016     $483,251
                                                           ========     ========

         At December 31, 1998, the Company has capital loss carryforwards of $6.7 million, $2.5 million of which expire in 1999, $0.4 million of which expire in 2000, $2.3 million of which expire in 2001, and $1.5 million of which expire in 2002. At December 31, 1998 and 1997, a valuation allowance of $1.0 million and $1.4 million, respectively, was established related to that portion of the carryforwards for which it was considered more likely than not that the related tax benefits would not be realized before expiration.

         The Company's alternative minimum tax credit carryforwards are available to offset regular Federal income taxes in future years without expiration, subject to certain alternative minimum tax limitations.

13.      COMMITMENTS AND CONTINGENCIES

         Litigation and Injury Claims - Various lawsuits and claims are pending against the Company. The Company records accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts greater than the Company's accruals, then such determinations could have a material adverse effect on the Company's results of operations in a given reporting period. However, in management's opinion, the ultimate resolution of these lawsuits and claims will not exceed, by a material amount, the amount of the accruals and the insurance coverages available to the Company. This opinion is based upon management's and counsel's current assessment of these lawsuits and claims. The most significant lawsuits and claims are discussed below.

         Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants on behalf of themselves and others asserting claims of racial discrimination in connection with the Company's employment practices. The trial court's denial of class certification has been upheld on appeal; the plaintiffs are seeking review by the U.S. Supreme Court. Trials in this case are set for fall, 1999.

         In a pending case in the United States District Court for the Northern District of Illinois, Oil Chemical and Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against UNO-VEN to assert claims against CITGO, PDVSA, the Company, PDVMR and UNOCAL pursuant to Section 301 of the Labor Management Relations Act ("LMRA"). This complaint alleges that the Company and the other defendants constitute a single employer, joint employers or alter-egos for purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois, petroleum refinery. On May 1, 1997, in a transaction involving the former partners of UNO-VEN, the Lemont refinery was acquired by PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but did not assume the existing labor agreement. The union seeks compensation for monetary differences in medical, pension and other benefits between the CITGO and UNO-VEN plans and reinstatement of all of the UNO-VEN benefit plans. The union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the union and UNO-VEN. As an alternative claim against all defendants but CITGO, the union alleges that if the labor agreement is not binding on CITGO, there was a violation of the Federal Workers Adjustment Retraining and Notification Act by failure to give 60 days' written notice of termination to approximately 400 UNO-VEN employees; this would allegedly entitle such workers to 60 days' pay and benefits, which is estimated to be approximately $6 million. On June 18, 1998 the trial court granted the motions for summary judgment filed by CITGO and the other defendants; the union has appealed this ruling.

         PDVMR and PDV America, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including the preceding two matters.

         In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. CITGO has received approximately 7,500 individual claims for personal injury and property damage, allegedly arising from the incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively are not material. There are presently six lawsuits pending against CITGO in federal and state courts alleging property damage, personal injury and punitive damages. A trial in October 1998 involving 10 bellwether plaintiffs out of approximately 400 plaintiffs in one of the federal court lawsuits resulted in a verdict for the Company. The trial of another 10 plaintiffs is scheduled for February 1999; the remaining cases are not currently scheduled for trial.

         A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. In 1997, CITGO offered to purchase about 275 properties in a neighborhood adjacent to CITGO's Corpus Christi refinery, which were included in the lawsuit. Related to this offer, $15.7 million was expensed in 1997. To date, CITGO has reached agreements to buy all but 18 of such properties, which include settlements of property damage claims, and has offers open to purchase the remaining properties. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996 and are in preliminary stages of discovery.

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

         In 1992, CITGO reached an agreement with a state agency to cease usage of certain surface impoundments at CITGO's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and a former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to a state agency revising the 1993 closure plan. In 1998, the Company amended its 1997 proposal as requested by the state agency. A ruling on the proposal, as amended, is expected in 1999 with final closure to begin in 2000.

         In 1992, an agreement was reached between CITGO and a former owner concerning a number of environmental issues. The agreement consisted, in part, of payments to CITGO totaling $46 million. The former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

         Based on currently available information, including the continuing participation of the former owner in remediation actions, management believes its accruals for potential environmental liabilities are adequate. Conditions which would require additional expenditures may exist for various Company sites including, but not limited to, the Company's operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

         IRS Examination - On January 25, 1999, the IRS completed its examination of the consolidated income tax returns of PDV America, Inc. and subsidiaries for tax years 1993 through 1995 and issued to the Company an Income Tax Examination Changes Report.

         The IRS claim amounts to approximately $18 million, consisting primarily of temporary differences, over the three-year period examined. The Company believes that it has meritorious defenses against certain of the issues comprising the majority of the IRS claim amount; however, the likelihood of a favorable outcome is not reasonably predictable, and the amount of additional tax liability, if any, that may ultimately result is not reasonably estimable. Management of the Companies believes that the ultimate resolution of these tax issues will not be material.

         Capital Expenditures - The Company's anticipated capital expenditures, excluding CITGO's investments in LYONDELL-CITGO, for the five-year period 1999 to the year 2003 total approximately $2.1 billion (unaudited). The expenditures include environmental and regulatory capital projects as well as strategic capital expenditures. At December 31, 1998, authorized expenditures on incomplete capital projects totaled approximately $304 million.

         Supply Agreements - CITGO purchases the crude oil processed at its refineries and also purchases refined products to supplement the production from its refineries to meet market demands and resolve logistical issues. In addition to supply agreements with various affiliates (Note 3), CITGO has various other crude oil, refined product and feedstock purchase agreements with unaffiliated entities with terms ranging from monthly to annual renewal. CITGO believes these sources of supply are reliable and adequate for its current requirements.

         Throughput Agreements - CITGO has throughput agreements with certain pipeline affiliates (Note 7). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, CITGO may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. CITGO currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 1998, CITGO has no fixed and determinable, unconditional purchase obligations under these agreements.

         Commodity Derivative Activity - The Companies' commodity derivatives are generally entered into through major brokerage houses and traded on national exchanges and although usually settled in cash, can be settled through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to price movements of crude oil and refined products. Resulting gains or losses, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. The Companies' derivative commodity activity is closely monitored by management and contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1998 and 1997 and the effects on cost of sales and pretax earnings for 1998, 1997 and 1996 were not material. At times during 1998 and 1996, the Companies entered into commodity derivatives activities that were not related to the hedging program discussed above. This activity and its results were not material in 1998 or 1996. There was no nonhedging activity in 1997.

         Other Credit and Off-Balance-Sheet Risk Information as of December 31, 1998 - CITGO has guaranteed approximately $8 million of debt of certain of its marketers and an affiliate. Such debt is substantially collateralized by assets of these entities. CITGO and PDVMR have outstanding letters of credit totaling approximately $541.3 million which includes $520.3 million related to their tax-exempt and taxable revenue bonds and pollution control bonds (Note 10). CITGO has also guaranteed approximately $99 million of debt of certain affiliates, including $50 million related to HOVENSA and $11 million related to NISCO (Note 7). CITGO has also acquired surety bonds totaling $42 million primarily due to requirements of various government entities. CITGO does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

         Neither CITGO nor the counterparties are required to collateralize their obligations under interest rate swaps or caps or over-the-counter derivative commodity agreements. CITGO is exposed to credit loss in the event of nonperformance by the counterparties to these agreements, but has no off-balance-sheet risk of accounting loss for the notional amounts. CITGO does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions.

         Management considers the market risk to the Companies related to its commodity and interest rate derivatives to be insignificant during the periods presented.

14.      LEASES

         CITGO leases certain of its Corpus Christi refinery facilities under a capital lease. The basic term of the lease expires on January 1, 2004; however, CITGO may renew the lease until January 31, 2011, the date of its purchase option. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 1998 and 1997. Accumulated amortization related to the leased assets was approximately $102 million and $94 million at December 31, 1998 and 1997, respectively. Amortization is included in depreciation expense.

         The Companies also have various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $34 million, $39 million and $33 million in 1998, 1997 and 1996, respectively. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:


                                             Capital     Operating      Total
                                              Lease     Leases Year
Year                                                   (000s Omitted)
1999                                        $  27,375    $  27,020   $  54,395
2000                                           27,375       22,811      50,186
2001                                           27,375       20,393      47,768
2002                                           27,375       18,020      45,395
2003                                           27,375       13,618      40,993
Thereafter                                     36,000       24,018      60,018
                                            ---------    ---------   ---------
Total minimum lease payments                  172,875    $ 125,880   $ 298,755
                                                         =========   =========
Amount representing interest                  (56,289)
                                            ---------
Present value of minimum lease payments       116,586
Current portion                                14,660
                                            ---------
                                            $ 101,926
                                            =========

15.      FAIR VALUE INFORMATION

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Companies, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Companies could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         The carrying amounts of cash and cash equivalents, restricted cash and variable-rate debt approximate fair values because of the short maturity of these instruments. The carrying amounts and estimated fair values of the Companies' other financial instruments are as follows:


                                               1998                         1997
                                     -------------------------     -----------------------
                                      Carrying      Fair Value     Carrying     Fair Value
                                       Amount                       Amount
                                             (000s Omitted)             (000s Omitted)
Liabilities:
  Short-term bank loans              $    37,000   $    37,000    $     3,000   $     3,000
  Long-term debt                       2,118,921     2,087,675      2,392,807     2,454,728
Derivative and off-balance sheet
  financial instruments -
  unrealized gains (losses):
  Interest rate swap agreements               --        (2,983)            --        (3,225)
  Guarantees of debt                          --          (601)            --           (59)
  Letters of credit                           --        (3,015)            --        (1,848)
  Surety bonds                                --          (147)            --          (119)

         Short-Term Bank Loans and Long-Term Debt - The fair value of short-term bank loans and long-term debt is based on interest rates that are currently available to the Companies for issuance of debt with similar terms and remaining maturities, except for the Company's $750 million principle amount senior notes which were based upon quoted market prices.

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

16.      QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

         The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands):

1998                              1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.

Sales                           $ 2,748,946   $ 2,944,287   $ 2,731,898   $ 2,541,898
Cost of sales and operating
  expenses                      $ 2,536,189   $ 2,752,531   $ 2,523,825   $ 2,495,404
Net income                      $    95,338   $    70,620   $    85,369   $   (20,609)



1997                              1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.

Sales                           $ 3,262,726   $ 3,440,392   $ 3,564,105   $ 3,354,980
Cost of sales and operating
  expenses                      $ 3,177,759   $ 3,255,776   $ 3,313,878   $ 3,250,179
Net income                      $    15,048   $    77,993   $   104,331   $    30,645


                                     ******

                                                Commission File Number 001-12138


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                               ------------------



                                    EXHIBITS



                                   FILED WITH



                                    FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                   For the fiscal year ended December 31, 1998



                               ------------------



                                PDV America, Inc.




             (Exact name of registrant as specified in its charter)

                                INDEX TO EXHIBITS

                                                                 Sequential Page
Exhibits                                                                  Number
--------                                                                  ------

     (1)  Financial Statements:

          Independent Auditors' Report.......................................F-1


          Consolidated Balance Sheets at December 31, 1998
                   and 1997..................................................F-2
          Consolidated Statements of Income for the years ended
                   December 31, 1998, 1997 and 1996..........................F-4
          Consolidated Statements of Shareholder's Equity
                   for the years ended December 31, 1998, 1997
                   and 1996..................................................F-5
          Consolidated Statements of Cash Flows
                   for the years ended December 31, 1998, 1997
                   and 1996..................................................F-6

          Notes to the Consolidated Financial Statements.....................F-9


     (2)  None

     (3)  Exhibits:

          The Exhibit Index in part c., below, lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b.   Reports on Form 8-K

          None















                                       (i)

c.             Exhibits

*3.1           Certificate of Incorporation, Certificate of Amendment of Certificate of
               Incorporation and By-laws of PDV America.......................................

*4.1           Indenture, dated as of August 1, 1993, among PDV America,
               Propernyn, PDVSA and Citibank, N.A., as trustee, relating to
               PDV America's 7-1/4% Senior Notes Due 1998, 7-3/4% Senior Notes Due 2000 and
               7-7/8% Senior Notes Due 2003...................................................

*4.2           Form of Senior Note (included in Exhibit 4.1)..................................

*10.1          Crude Supply Agreement, dated as of
               September 30, 1986, between CITGO Petroleum
               Corporation and Petroleos de Venezuela, S.A....................................

*10.2          Supplemental Crude Supply Agreement, dated as of September 30,
               1986, between CITGO Petroleum Corporation and Petroleos de
               Venezuela, S.A.   .............................................................

*10.3          Crude Oil and Feedstock Supply Agreement, dated as of
               March 31, 1987, between Champlin Refining Company and
               Petroleos de Venezuela, S.A....................................................

*10.4          Supplemental Crude Oil and Feedstock Supply Agreement, dated as of March 31, 1987, between Champlin Refining Company and
               Petroleos de Venezuela, S.A....................................................

*10.5          Contract for the Purchase/Sale of Boscan Crude Oil, dated as of
               June 2, 1994, between Tradecal, S.A., and CITGO Asphalt
               Refining Company...............................................................

*10.6          Restated Contract for the Purchase/Sale of Heavy/Extra Heavy
               Crude Oil, dated December 28, 1990, among Maraven, S.A.,
               Lagoven, S.A., and Seaview Oil Company.........................................

*10.7          Sublease Agreement, dated as of March 31, 1987, between
               Champlin Petroleum Company, as Sublessor, and Champlin Refining
               Company, as Sublessee..........................................................

*10.8          Operating Agreement, dated as of May 1, 1984, among Cit-Con Oil
               Corporation, CITGO Petroleum Corporation and Conoco, Inc.......................


------------------

* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.


                                      (ii)

*10.9          Amended and Restated Limited Liability Company Regulations of
               LYONDELL-CITGO Refining Company, Ltd. dated July 1, 1993.......................

*10.10         Contribution Agreement among Lyondell Petrochemical Company,
               LYONDELL-CITGO Refining Company, Ltd. and Petroleos de
               Venezuela, S.A.   .............................................................

*10.11         Crude Oil Supply Agreement, dated as of May 5, 1993, between
               LYONDELL-CITGO Refining Company, Ltd. and Lagoven, S.A.

*10.12         Supplemental Supply Agreement, dated as of May 5, 1993,
               between LYONDELL-CITGO Refining Company, Ltd. and
               Petroleos de Venezuela, S.A....................................................

*10.13         The UNO-VEN Company Partnership Agreement, dated as of
               December 4, 1989, between Midwest 76, Inc. and VPHI Midwest, Inc.

*10.14         Supply Agreement, dated as of December 1, 1989, between
               The UNO-VEN Company and Petroleos de Venezuela, S.A............................

*10.15 Supplemental Supply Agreement, dated as of December 1, 1989, between The UNO-VEN Company and Petroleos de Venezuela, S.A.

*10.16         Tax Allocation Agreement, dated as of June 24, 1993, among PDV
               America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation
               and PDV USA, Inc., as amended.................................................

**10.17        Amendment and Supplement to Supply Agreement, dated as of
               May 11, 1994, between The UNO-VEN Company and .................................
               Tradecal, S.A., as assignee of Petroleos de Venezuela, S.A.

*** 10.18      $150,000,000 Credit Agreement, dated May 13, 1998 between
               CITGO Petroleum Corporation and the Bank of America National
               Trust and Savings Association, The Bank of New York, the Royal
               Bank of Canada and Other Financial Institutions................................

*** 10.19      $400,000,000 Credit Agreement, dated May 13, 1998 between
               CITGO Petroleum Corporation and the Bank of America National
               Trust and Savings Association, The Bank of New York, the Royal
               Bank of Canada and Other Financial Institutions................................


------------------

* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*** Previously filed as an Exhibit to CITGO Petroleum Corporation's ("CITGO") Form 10-K (File No. 1-14380) and incorporated herein by this reference.


                                      (iii)

*** 10.20      Limited Partnership Agreement of LYONDELL-CITGO Refining LP,
               dated December 31, 1998

10.21          Loan agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of $130,000,000, dated November 10, 1998

10.22          Loan agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of $130,000,000, dated November 10, 1998

12.1           Computation of Ratio of Earnings to Fixed Charges


21.1           List of Subsidiaries of the Registrant

27.1           Financial Data Schedule


------------------

* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*** Previously filed as an Exhibit to CITGO Petroleum Corporation's ("CITGO") Form 10-K (File No. 1-14380) and incorporated herein by this reference.















                                      (iv)