Form 10-Q
period 1999-03-31
PDV AMERICA INC
filed 1999-05-14
CIK 906422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $1.00 par value                        1,000
         -----------------------------                        -----
                    (Class)                      (Outstanding at April 30, 1999)

                               Page 1 of 25 Pages

                                PDV AMERICA, INC.

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1999

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----

FACTORS AFFECTING FORWARD LOOKING STATEMENTS...................................3

PART I.    FINANCIAL INFORMATION

    Item 1.   Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets --
              March 31, 1999 and December 31, 1998.............................4

              Condensed Consolidated Statements of Income --
              Three-Month Periods Ended March 31, 1999 and 1998................5

              Condensed Consolidated Statement of Shareholder's Equity
              Three-Month Period Ended March 31, 1999..........................6

              Condensed Consolidated Statements of Cash Flows --
              Three-Month Periods Ended March 31, 1999 and 1998................7

              Notes to the Condensed Consolidated Financial Statements.........8

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations................14

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk......21

PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings...............................................23

    Item 6.   Exhibits and Reports on Form 8-K................................24

SIGNATURES....................................................................25

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

                  This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to Year 2000 matters, capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Companies (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate", "estimate", "prospect" and similar expressions are used to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Companies' products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America, Inc. believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Companies, no assurances can be given that such expectations will prove to have been correct.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)


                                PDV AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                     MARCH 31,              DECEMBER 31,
                                                                       1999                     1998
                                                                   -------------           -------------
                                                                    (Unaudited)

ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                                     $      47,907           $      34,822
     Accounts receivable, net                                            567,525                 592,315
     Due from affiliates                                                  44,762                  52,666
     Inventories                                                       1,039,717                 835,128
     Prepaid expenses and other                                           48,298                  85,571
                                                                   -------------           -------------
         TOTAL CURRENT ASSETS                                          1,748,209               1,600,502

NOTES RECEIVABLE FROM PDVSA AND AFFILIATE                              1,010,000               1,010,000
PROPERTY, PLANT AND EQUIPMENT - NET                                    3,411,248               3,420,053
RESTRICTED CASH                                                            9,602                   9,436
INVESTMENTS IN AFFILIATES                                                793,629                 807,659
OTHER ASSETS                                                             229,496                 227,760
                                                                   -------------             -----------

TOTAL ASSETS                                                       $   7,202,184           $   7,075,410
                                                                   =============           =============

LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES
     Short-term bank loans                                         $      40,000           $      37,000
     Accounts payable                                                    433,748                 492,090
     Due to affiliates                                                   272,983                 158,956
     Taxes other than income                                             277,493                 219,642
     Other current liabilities                                           222,464                 247,966
     Income taxes payable                                                  1,294                   1,607
     Current portion of long-term debt                                    47,078                  47,078
     Current portion of capital lease obligation                          14,660                  14,660
                                                                   -------------           -------------
         TOTAL CURRENT LIABILITIES                                     1,309,720               1,218,999

LONG-TERM DEBT                                                         2,030,673               2,071,843
CAPITAL LEASE OBLIGATION                                                 101,926                 101,926
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                              204,168                 200,281
OTHER NONCURRENT LIABILITIES                                             221,517                 230,007
DEFERRED INCOME TAXES                                                    626,860                 621,463
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                              29,972                  29,559

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
     Common stock, $1.00 par, 1,000 shares
        authorized, issued and outstanding                                     1                       1
     Additional capital                                                1,532,435               1,532,435
     Retained earnings                                                 1,144,912               1,068,896
                                                                   -------------           -------------
         TOTAL SHAREHOLDER'S EQUITY                                    2,677,348               2,601,332
                                                                   -------------           -------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                         $   7,202,184           $   7,075,410
                                                                   =============           =============

         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                              THREE-MONTH PERIOD
                                                                                    ENDED
                                                                   MARCH 31, 1999          MARCH 31, 1998
                                                                   --------------          --------------
REVENUES:
     Sales                                                         $   2,231,389           $   2,697,822
     Sales to affiliates                                                  27,721                  51,124
                                                                   -------------           -------------
                                                                       2,259,110               2,748,946
     Equity in earnings (losses) of affiliates                            10,425                  27,117
     Interest income from affiliates                                      20,345                  19,431
     Other income (expense) - net                                         (9,547)                    646
                                                                   -------------           -------------
                                                                       2,280,333               2,796,140
                                                                   -------------           -------------


COST OF SALES AND EXPENSES:
     Cost of sales and operating expenses                              2,055,803               2,536,189
     Selling, general and administrative expenses                         58,010                  60,282
     Interest expense:
         Capital leases                                                    3,279                   3,649
         Other                                                            37,547                  43,374
     Minority interest in earnings of
         consolidated subsidiary                                             413                     (42)
                                                                   -------------           -------------
                                                                       2,155,052               2,643,452
                                                                   -------------           -------------

INCOME BEFORE INCOME TAXES                                               125,281                 152,688

INCOME TAXES                                                              46,968                  57,350
                                                                   -------------           -------------

NET INCOME                                                         $      78,313           $      95,338
                                                                   =============           =============


         (See Notes to the Condensed Consolidated Financial Statements.)

                       PDV AMERICA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                   (Unaudited)
                             (Dollars in Thousands)



                                                           Common Stock         Additional       Retained
                                                       Shares      Amount        Capital         Earnings          Total
RETAINED EARNINGS, DECEMBER 31, 1998                          1      $   1    $   1,532,435   $   1,068,896   $   2,601,332
     Dividend distribution                                   --         --           --              (2,297)         (2,297)
     Net income                                              --         --           --              78,313          78,313
                                                     ----------      -----    -------------   -------------      ----------
RETAINED EARNINGS, MARCH 31, 1999                             1      $   1    $   1,532,435   $   1,144,912   $   2,677,348
                                                     ==========      =====    =============   =============   =============

                 (See Notes to Condensed Financial Statements.)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                              THREE-MONTH PERIOD
                                                                                    ENDED
                                                                   MARCH 31, 1999          MARCH 31, 1998
                                                                   --------------          --------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                        $     109,797           $     222,233
                                                                   -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                (59,340)                (56,229)
     Proceeds from sale of property                                        3,369                       -
     Decrease in restricted cash                                            (166)                  5,938
     Loans to LYONDELL-CITGO Refining Company, Ltd.                            -                  (7,000)
     Investments in and advances to affiliates                                 -                  (1,493)
     Proceeds from sale of investment                                          -                   7,160
     Other                                                                     -                   7,831
                                                                   -------------           -------------
         Net cash used in investing activities                           (56,137)                (43,793)
                                                                   -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net (repayments) borrowings of  revolving bank loans                (39,500)               (132,801)
     Net proceeds from (repayments of) short-term bank loans               3,000                  77,000
     Payments on term bank loans                                               -                  (7,353)
     Dividend to parent                                                   (2,297)               (110,000)
     Repayments of other debt                                             (1,778)                 (1,778)
                                                                   -------------           -------------
         Net cash used in financing activities                           (40,575)               (174,932)
                                                                   -------------           -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                     13,085                   3,508
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            34,822                  35,268
                                                                   -------------           -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $      47,907           $      38,776
                                                                   =============           =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid during the period for:
         Interest (net of amount capitalized)                      $      43,059           $      52,121
                                                                   =============           =============
         Income taxes, net of refunds received                     $         456           $         356
                                                                   =============           =============


         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998

1.       Basis of Presentation

         The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1998 and with respect to the interim three-month periods ended March 31, 1999 and 1998 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The result of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, dated March 30, 1999, for additional information.

         The condensed consolidated financial statements include the accounts of PDV America, its wholly owned subsidiaries, CITGO Petroleum Corporation ("CITGO") and its wholly owned subsidiaries, Cit-Con Oil Corporation, which is 65 percent owned by CITGO and VPHI Midwest, Inc. ("Midwest") and its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR") (collectively, the "Companies").


2.       Inventories

         Inventories, primarily at LIFO, consist of the following:


                                         March 31,
                                           1999                 December 31,
                                        (Unaudited)                 1998
                                    -------------------      -------------------
                                                  (000's omitted)
                                    $   706,595              $   580,666
Refined products                        261,195                  186,503
Crude oil                                71,927                   67,959
                                    -----------              -----------
Materials and supplies              $ 1,039,717              $   835,128
                                    ===========              ===========

           Inventories at December 31, 1998 were carried at estimated net market value which was $172 million lower than historical cost. At March 31, 1999 estimated net market values exceeded historical cost, and accordingly, no valuation reserve was necessary.

3.       Long-Term Debt




                                                                     MARCH 31,              DECEMBER 31,
                                                                       1999                     1998
                                                                   -------------           -------------
                                                                    (Unaudited)
                                                                              (000's omitted)
Senior Notes:
     7.75% Senior Notes $250 million face amount due 2000          $     250,000           $     250,000
     7.875% Senior Notes $500 million face amount due 2003               497,831                 497,723
Revolving bank loans                                                     170,500                 210,000
Shelf Registration:
     7.875% Senior Notes $200 million face amount, due 2006              199,784                 199,776
Private Placement:
     9.03% Series B Senior Notes due 1998 to 2001                         85,714                  85,714
     9.30% Series C Senior Notes due 1998 to 2006                         90,909                  90,909

Master Shelf Agreement:
     8.55% Senior Notes due 2002                                          25,000                  25,000
     8.68% Senior Notes due 2003                                          50,000                  50,000
     7.29% Senior Notes due 2004                                          20,000                  20,000
     8.59% Senior Notes due 2006                                          40,000                  40,000
     8.94% Senior Notes due 2007                                          50,000                  50,000
     7.17% Senior Notes due 2008                                          25,000                  25,000
     7.22% Senior Notes due 2009                                          50,000                  50,000

Tax Exempt Bonds:
     Pollution control revenue bonds due 2004                             15,800                  15,800
     Port facilities revenue bonds due 2007                               11,800                  11,800
     Louisiana wastewater facility revenue bonds due 2023                  3,020                   3,020
     Louisiana wastewater facility revenue bonds due 2024                 20,000                  20,000
     Louisiana wastewater facility revenue bonds due 2025                 40,700                  40,700
     Louisiana wastewater facility revenue bonds due 2026                 12,000                  12,000
     Gulf Coast solid waste facility revenue bonds due 2025               50,000                  50,000
     Gulf Coast solid waste facility revenue bonds due 2026               50,000                  50,000
     Gulf Coast solid waste facility revenue bonds due 2028               25,000                  25,000
     Industrial development facilities revenue bonds due 2028             22,200                  22,200
     Port of Corpus Christi sewage and solid waste disposal
         revenue bonds due 2026                                           25,000                  25,000

Taxable Bonds:
     Louisiana wastewater facility revenue bonds due 2026                108,000                 108,000
     Gulf Coast environmental facilities revenue bonds due 2028          100,000                 100,000
     PDVMR - Pollution control bonds due 2008                             19,850                  19,850

Cit-Con bank credit agreement                                             19,643                  21,429
                                                                   -------------           -------------
                                                                       2,077,751               2,118,821
Current portion of long-term debt                                        (47,078)                (47,078)
                                                                   -------------           -------------
                                                                   $   2,030,673           $   2,071,843
                                                                   =============           =============

         On April 15, 1999, CITGO issued $25 million of tax exempt revenue bonds due 2029. The proceeds were used to redeem $25 million of the taxable Gulf Coast environmental facilities revenue bonds due 2028.


4.       Commitments and Contingencies

                  Litigation and Injury Claims - Various lawsuits and claims arising in the ordinary course of business are pending against the Company. The Company records accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts greater than the Company's accruals, then such determinations could have a material adverse effect on the Company's results of operations in a given reporting period. However, in management's opinion the ultimate resolution of these lawsuits and claims will not exceed, by a material amount, the amount of the accruals and the insurance coverage available to the Company. This opinion is based upon management's and counsel's current assessment of these lawsuits and claims. The most significant lawsuits and claims are discussed below.

                  The Oil Chemical and Atomic Workers, Local 7-517 (the "Union") asserted claims in federal court against CITGO, PDVSA, PDV America, PDVMR, UNO-VEN and Unocal pursuant to the Labor Management Relations Act. The Union alleges that CITGO and the other defendants are bound by the terms of a collective bargaining agreement between UNO-VEN and the Union covering certain employees at a refinery in Lemont, Illinois. This refinery was acquired by PDVMR on May 1, 1997 in a transaction involving the former partners of UNO-VEN. Pursuant to an operating agreement with PDVMR, CITGO became the operator of this refinery and employed the substantial majority of the employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but CITGO did not assume the existing labor agreement. The Union sought monetary compensation for certain differences in employee benefits and reinstatement of all of the UNO-VEN benefit plans and to require CITGO to abide by the terms of the collective bargaining agreement between the Union and UNO-VEN. As an alternative claim against all defendants but CITGO, the Union alleges that if the labor agreement is not binding on CITGO, there was a violation of the Federal Workers Adjustment Retraining and Notification Act by failure to give 60 days' written notice of termination to approximately 400 UNO-VEN employees; this would allegedly entitle such workers to 60 days' pay and benefits, which is estimated to be approximately $6 million. In March 1999, the federal appeals court affirmed the trial court's grant of the motions for summary judgment filed by CITGO and the other defendants. The Union has stated that it will not seek review of this decision by the U.S. Supreme Court. This effectively terminated this matter.

                  PDVMR and PDV America, jointly and severally, have agreed to indemnify UNO-VEN and certain related entities against certain liabilities and claims, including the preceding two matters.

                  In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively are not material. There are presently four lawsuits pending against CITGO in federal and state courts alleging property damages, personal injury and punitive damages. The Company expects that additional lawsuits will be filed. A trial in one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

                  A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. Trial is scheduled for January 2000. In 1997, CITGO offered to purchase about 275 properties in a neighborhood adjacent to CITGO's Corpus Christi refinery, which were included in the lawsuit. Related to this offer, $15.7 million was expensed in 1997. To date, CITGO has reached agreements to buy all but 15 of such properties, which include settlements of property damage claims, and has offers open to purchase the remaining properties. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996 and are scheduled for trial in 2000.

                  Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. Trials in this case are set to begin in the fall of 1999.

                  CITGO is among defendants to lawsuits in California and North Carolina alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, is a putative class action on behalf of owners of water wells and other drinking water supplies in the state. Both actions allege that MTBE poses public health risks. Both actions seek damages as well as remediation of the alleged contamination. These matters are in early stages and there has been no discovery conducted against CITGO. CITGO has denied all of the allegations and is pursuing its defenses.

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

                  The Companies' accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, the Companies believe that its accruals are sufficient to address its environmental clean-up obligations.

                  Conditions which require additional expenditures may exist with respect to various Companies' sites including, but not limited to, the Companies' operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

                  Derivative Commodity and Financial Instruments - The Companies enter into petroleum futures contracts, options and other over the counter commodity derivatives, primarily to reduce their inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. In the three-month period ended March 31, 1999, there was no non-hedging activity.

                  The Companies have only limited involvement with other derivative financial instruments and do not use them for trading purposes. The Companies have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at March 31, 1999, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.6 million. In connection with the determination of fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

                  The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Companies related to these instruments to be insignificant during the periods presented.

5.       Related Party Transactions

                  As of February 1, 1999, PDVSA Petroleo y Gas, S. A. has reduced deliveries of crude oil to CITGO by approximately 15 percent under the force majeure clauses of its four long-term crude oil supply contracts with CITGO. The Company has been required to obtain alternative sources of crude oil supply in replacement. As a result, CITGO estimates that margins in the quarter ended March 31, 1999 were reduced by an immaterial amount, but due to the complexity of the factors effecting crude oil and refined product prices, it is not possible to forecast future financial impacts of this reduction on CITGO margins. CITGO has been advised by PDVSA Petroleo y Gas, S.A. that effective May 1, 1999, there will be further reductions of crude oil under the same force majeure clauses. At this time, it is not possible to forecast the duration of the force majeure.

                  During 1999, PDV America has paid dividends to its parent, PDV Holding, Inc. as follows: $2,297,000 in March, $5,944,000 in April and $5,759,500 in May. The dividends paid in April and May 1999 were declared subsequent to March 31, 1999.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements of the Company included elsewhere herein. Reference is made to the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, dated March 30, 1999, for additional information and a description of factors which may cause substantial fluctuations in the earnings and cash flows of the Company.

                  In the first quarter ended March 31, 1999 the Company generated net income of $78.3 million on revenue of $2.3 billion compared to net income of $95.3 million on revenues of $2.8 billion for the same period last year. Gross margin for the first quarter of 1999 benefitted from the sale of inventories that were written down by $172 million at December 31, 1998, to reflect market prices at that time. At March 31, 1999, estimated net market value of inventories exceeded historical cost and, accordingly, no writedown of inventories was required.

                  CITGO's revenue accounted for over 99% of PDV America's consolidated revenues in the first three months of 1999 and 1998. PDVMR's sales of $160 million for the three-month period ended March 31, 1999 were primarily to CITGO and, accordingly, these were eliminated in consolidation.

Results of Operations

                  The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month periods ended March 31, 1999 and 1998:

                                             PDV America Sales Revenues
                                                     and Volumes


                                                              Three Months                       Three Months
                                                             Ended March 31,                    Ended March 31,
                                                     -----------------------------  ------------------------------
                                                         1999              1998             1999              1998
                                                     -------------  --------------  --------------  --------------
                                                             ($ in millions)                     (MM gallons)
Gasoline                                             $      1,256    $      1,580           3,101           3,159
Jet fuel                                                      191             204             536             428
Diesel/#2 fuel                                                452             524           1,309           1,158
Asphalt                                                        26              23              70              52
Petrochemicals and industrial products                        196             255             577             516
Lubricants and waxes                                          119             108              68              55
                                                     ------------    ------------    ------------    ------------
  Total refined products sales                              2,240           2,694           5,661           5,368
Other sales                                                    19              55
                                                     ------------    ------------    ------------    ------------
  Total sales                                        $      2,259    $      2,749           5,661           5,368
                                                     ============    ============    ============    ============

         The following table summarizes PDV America's cost of sales and operating expenses for the three-month periods ended March 31, 1999 and 1998:

                                           PDV America Cost of Sales and
                                                 Operating Expenses


                                                             Three Months
                                                           Ended March 31,
                                                           ---------------
                                                      1999                 1998
                                                      ----                 ----
                                                           ($ in millions)
Crude oil                                           $     604          $     659
Refined products                                        1,132              1,187
Intermediate feedstocks                                   137                264
Refining and manufacturing costs                          248                234
Other operating costs, expenses
     and inventory changes(1)                             (65)               192
                                                    ---------          ---------
     Total costs of sales and operating expenses    $   2,056          $   2,536
                                                    =========          =========
------------
(1) The three months ended March 31, 1999, includes the impact of the inventory valuation reserve of $172 million recorded at December 31, 1998. See "Gross Margin".

                  Sales revenues and volumes. Sales decreased $490 million, or approximately 18%, in the three-month period ended March 31, 1999 as compared to the same period in 1998. This was due to a decrease in average sales price of 22% partially offset by an increase in sales volume of 5%. (See PDV America Sales Revenues and Volumes table above.)

                  Equity in earnings of affiliates. Equity in earnings of affiliates decreased by $17 million for the three-month period ended March 31, 1999 as compared to the same period in 1998. The decrease was primarily due to the change in the earnings of LYONDELL-CITGO Refining LP, ("LYONDELL-CITGO"), CITGO's share of which decreased $15 million, from $19 million in the first three months of 1998 to $4 million in the first three months of 1999. This decrease is due primarily to a reduction of contract crude supply, lower margins on spot purchases and a reduction of production rate due to low margins.

                  Other income (expense) - net. Other income (expense) - net was $(9.5) million for the three-month period ended March 31, 1999 as compared to $0.6 million for the same period in 1998. The difference is primarily due to the fact that in 1998 various assets were sold at a gain of $5.1 million, while in 1999 losses on disposals of property were $4.8 million.

                  Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $480 million or 19%, in the quarter ended March 31, 1999 as compared to the same period in 1998. (See PDV America Cost of Sales and Operating Expenses table above.)

                  The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 55% and 47% of total cost of sales and operating expenses for the first quarters of 1999 and 1998. The Companies estimate that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the total wholesale margin received on the produced refined products. However, purchased products are not segregated from the Companies' produced products and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. The Companies anticipate that their purchased refined product volume requirements will continue to meet marketing demands.

                  Gross margin. The gross margin for the three-month period ended March 31, 1999 was $203 million, or 9.0%, compared to $213 million, or 7.7%, for the same period in 1998. In the three-month period ended March 31, 1999, the revenue per gallon component declined approximately 22% while the cost per gallon component declined approximately 23%. The gross margin decreased approximately four-tenths of one cent on a per gallon basis in the quarter ended March 31, 1999 compared to the same period in 1998. Inventories at December 31, 1998 had been revalued resulting in a charge of $172 million to the results of operations for the year 1998. The sale of these revalued inventories during the first quarter of 1999 is the principal factor in driving the cost of sales down relative to sales revenue. At March 31, 1999 estimated net market values exceeded historical cost, and accordingly, no valuation reserve was necessary.

                  Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the first quarter of 1999 by 3%, from $60 million in the first quarter of 1998 to $58 million in the first quarter of 1999.

                  Interest expense. Interest expense decreased by $6.2 million or 13% in the quarter ended March 31, 1999 as compared to the same period in 1998. The decrease was primarily due to the maturity of 7.25% Senior Notes in the amount of $250 million on August 1, 1998.

                  Income taxes. Income taxes reported were based on an effective tax rate of 37% and 38% for the three-month periods ended March 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

                  For the three-month period ended March 31, 1999, the Companies' consolidated net cash provided by operating activities totaled approximately $110 million. Operating cash flows were derived from net income of $78 million and depreciation and amortization of $66 million reduced by changes in other assets and liabilities of $34 million.

                  Net cash used in investing activities totaled $56 million for the three-month period ended March 31, 1999 consisting primarily of capital expenditures of $59 million (compared to $56 million for the same period in 1998).

                  Net cash used in financing activities totaled $41 million for the three-month period ended March 31, 1999 consisting primarily of a $40 million net repayment on revolving bank loans.

                  As of March 31, 1999, capital resources available to the Companies include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of

$455 million, $135 million in unused availability under CITGO's uncommitted short-term borrowing facilities with various banks and $50 million in unused availability under PDVMR's revolving credit facility with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Companies' management believes that they have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. The Companies periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Companies' ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time.

                  The Companies believe that they are in material compliance with their obligations under their debt financing arrangements at March 31, 1999.

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

                  To mitigate any adverse impact this may cause, the Companies have established a company-wide Year 2000 Project ("Project") to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. The Project is proceeding on schedule. In addition, CITGO is updating major elements of their information systems by implementing programs purchased from SAP. The first phase of SAP implementation, which included the financial reporting and materials management systems, was brought into production on January 1, 1998. Additional SAP modules including plant maintenance work order and cost tracking were implemented throughout 1998. The implementation has continued in 1999. The total cost of the SAP implementation is estimated to be approximately $120 million, which includes software, hardware, reengineering and change management. Management has determined that SAP is an appropriate solution to the Year 2000 issue related to the systems for which SAP is implemented. Such systems comprise approximately 80% of the Companies' total information systems. The implementation of SAP is 75% complete, and is on schedule and on budget as revised through March 31, 1999. Remaining business software systems are expected to be made Year 2000 ready through the Year 2000 Project or they will be replaced.

                  The Project. The Companies' Year 2000 Project Team is divided into two groups. One group is working with Information Systems ("I.S.") and Information Technology ("I.T.") related matters, while the other is analyzing non-I.S. and non-I.T. business and asset integrity matters. A risk-based approach toward Year 2000 readiness was applied to non-SAP systems and processes, with most fix-or-replace decisions made by year-end 1998. The strategy for achieving Year 2000 business and asset integrity is focused on equipment, software and relationships that are critical to the Companies' primary business operations, including refinery operations, terminal operations, crude oil purchase and shipment operations, and refined product distribution operations. The Companies engaged third party consultants to review and validate the methodology and organization of the Project. The Project strategy involves a number of phases: Inventory and Assessment of Critical Equipment, Software and Relationships; Contingency Planning; Remediation; Testing; and Readiness.

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

                  The Companies have also established a Year 2000 Contingency Planning Team. The strategy for Contingency Planning includes a review and analysis of existing contingency plans for the Companies' refineries, terminals, pipelines and other operations, in light of potential Year 2000 issues discovered in the Inventory and Assessment phases of the Project. The Contingency Planning phase will also evaluate and implement changes to the existing contingency plans. Contingency plans based on this process are scheduled to be written in phases, with completion scheduled for June 30, 1999. Additional planning is under way for the Remediation phase of the Project. Remediation has begun and includes technical analysis, testing and, if necessary, retrofitting or replacement of systems and equipment determined to be incapable of reliable operations in the Year 2000. Target for completion of the Remediation phase is August 1, 1999. The final phase of the Project, Readiness, is being conducted concurrently with other

Project phases. As systems, equipment, processes and business relationships are determined and documented as Year 2000 ready, Project resources are being shifted to pursue Readiness in remaining areas of the enterprise.

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

                  Costs. The estimated total cost of the Project is not expected to exceed $28 million, down from an original estimate of $35 million. The reduction is due to less than expected need for remediation of embedded systems and refinements in expense estimates. This estimate does not include the Companies' potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Companies participate but are not the managing partner or operator. The total amount expended through March 31, 1999 was approximately $8.4 million. Approximately 65% of these expenditures were for internal costs to conduct the company-wide Inventory and Assessment phases of the Project. The remaining 35% of the cost was for consultants in the specialized areas of Project Management, Contingency Planning, Information Technology, Database Administration and Operations Analysis, as well as fees paid to third parties for Quality Assessment analysis of Project organization and methodology.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

                  Introduction. The Companies have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, the Companies have defined certain benchmarks consistent with their preferred risk profile for the environment in which the Companies operate and finance their assets. The Companies do not attempt to manage the price risk related to all of their inventories of crude oil and refined products. As a result, at March 31, 1999, the Companies were exposed to the risk of broad market price declines with respect to a substantial portion of their crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

                  Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum futures contracts, options and other over-the-counter commodity derivatives. Generally, CITGO's risk management strategies qualify as hedges. However, certain strategies do not qualify as hedges. CITGO may take commodity positions based on its views or expectations of specific commodity prices or price differentials between commodity types.

                        Non-Trading Commodity Derivatives
                        Open Positions at March 31, 1999


                                                         Maturity         Volumes of       Contract      Market
Commodity                        Derivative                Date            Contracts       Value(2)       Value
---------                        ----------              --------          ---------       --------       -----
                                                                                              ($ in millions)

No Lead Gasoline(1)      Futures Purchased                 1999               44              $1           $1
                         Futures Sold                      1999               25              $1           $1

Heating Oil(1)           Futures Purchased                 1999              117              $2           $2
                         Futures Sold                      1999               25              $0           $0
                         OTC Caps Purchased                1999               60              $0           $0

Natural Gas(3)           Futures Purchased                 1999               150             $3           $3

------------------------

(1)  1000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract

                  Debt Related Instruments. The Companies have fixed and floating U.S. currency denominated debt. The Companies use interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing the Companies' long-term costs. At March 31, 1999, the Companies' primary exposures were to U.S. dollar LIBOR and U.S. Treasury rates.

                  For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

                      Non-Trading Interest Rate Derivatives
                        Open Positions at March 31, 1999


                                                                      Notional
                             Expiration          Fixed Rate          Principal
Variable Rate Index             Date                Paid               Amount
-------------------            ------              ------        ---------------
                                                                 ($ in millions)

One-month LIBOR             May 2000                6.28%             $  25
J.J. Kenny                  May 2000                4.72%                25
J.J. Kenny                  February 2005           5.30%                12
J.J. Kenny                  February 2005           5.27%                15
J.J. Kenny                  February 2005           5.49%                15
                                                                     ------
                                                                      $  92

                  The fair value of the interest rate swap agreements in place at March 31, 1999, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.6 million.

                  For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                             Debt At March 31, 1999


                               Fixed        Average Fixed      Variable       Average Variable
Expected Maturities          Rate Debt      Interest Rate      Rate Debt       Interest Rate
-------------------          ---------      -------------      ---------       -------------
                          ($ in millions)                  ($ in millions)
1999                         $     40            9.11%          $   45            5.11%
2000                              290            7.94%               7            5.51%
2001                               40            9.11%               7            5.78%
2002                               36            8.78%              76            5.88%
2003                              559            7.98%              95            5.98%
Thereafter                        422            8.02%             600            6.15%
                             --------            ----           ------            ----
     Total                   $  1,387            8.07%          $  730            6.05%
                             ========            ====           ======            ====
Fair Value                   $  1,350                           $  730
                             ========                           ======

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

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

                  The Oil Chemical and Atomic Workers, Local 7-517 (the "Union") asserted claims in federal court against CITGO, PDVSA, PDV America, PDVMR, UNO-VEN and Unocal pursuant to the Labor Management Relations Act. The Union alleges that CITGO and the other defendants are bound by the terms of a collective bargaining agreement between UNO-VEN and the Union covering certain employees at a refinery in Lemont, Illinois. This refinery was acquired by PDVMR on May 1, 1997 in a transaction involving the former partners of UNO-VEN. Pursuant to an operating agreement with PDVMR, CITGO became the operator of this refinery and employed the substantial majority of the employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but CITGO did not assume the existing labor agreement. The Union sought monetary compensation for certain differences in employee benefits and reinstatement of all of the UNO-VEN benefit plans and to require CITGO to abide by the terms of the collective bargaining agreement between the Union and UNO-VEN. As an alternative claim against all defendants but CITGO, the Union alleges that if the labor agreement is not binding on CITGO, there was violation of the Federal Workers Adjustment Retraining and Notification Act by failure to give 60 days' written notice of termination to approximately 400 UNO-VEN employees; this would allegedly entitle such workers to 60 days' pay and benefits, which is estimated to be approximately $6 million. In March 1999, the federal appeals court affirmed the trial court's grant of the motions for summary judgment filed by CITGO and the other defendants. The Union has stated that it will not seek review of this decision by the U.S. Supreme Court. This effectively terminated these matters.

                  PDVMR and PDV America, jointly and severally, have agreed to indemnify UNO-VEN and certain related entities against certain liabilities and claims, including the preceding two matters.

                  In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively are not material. There are presently four lawsuits pending against CITGO in federal and state courts alleging property damages, personal injury and punitive damages. The Company expects that additional lawsuits will be filed. A trial in one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

                  A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. Trial is scheduled for January 2000. In 1997, CITGO offered to purchase about 275 properties in a neighborhood adjacent to CITGO's Corpus Christi refinery, which were included in the lawsuit. Related to this offer, $15.7 million was expensed in 1997. To date, CITGO has reached agreements to buy all but 15 of such properties, which include settlements of property damage claims, and has offers open to purchase the remaining properties. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996 and are scheduled for trial in 2000.

                  Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. Trials in this case are set to begin in the fall of 1999.

                  CITGO is among defendants to lawsuits in California and North Carolina alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, is a putative class action on behalf of owners of water wells and other drinking water supplies in the state. Both actions allege that MTBE poses public health risks. Both actions seek damages as well as remediation of the alleged contamination. These matters are in early stages and there has been no discovery conducted against CITGO. CITGO has denied all of the allegations and is pursuing its defenses.


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

                                        PDV AMERICA, INC.


Date:  May 14, 1999                          /s/ LUIS URDANETA
                                             -------------------------------
                                                     Luis Urdaneta
                                             President, Chief Executive and
                                                   Financial Officer


Date:  May 14, 1999                          /s/ JOSE I. MORENO
                                             -------------------------------
                                                     Jose I. Moreno
                                                       Secretary