Form 10-Q
period 1999-06-30
PDV AMERICA INC
filed 1999-08-13
CIK 906422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTINO 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $1.00 par value                           1,000
----------------------------------            ------------------------------
              (Class)                         (Outstanding at July 31, 1999)

                              PDV AMERICA, INC.

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                For the Quarterly Period Ended June 30, 1999

                              Table of Contents
                                                                          Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS..................................3

PART I.     FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets --
              June 30, 1999 and December 31, 1998.............................4

              Condensed Consolidated Statements of Operation --
              Three-Month and Six-Month Periods Ended June 30, 1999 and 1998..5

              Condensed Consolidated Statement of Shareholder's Equity --
              Six-Month Period Ended June 30, 1999............................6

              Condensed Consolidated Statements of Cash Flows --
              Six-Month Periods Ended June 30, 1999 and 1998..................7

              Notes to the Condensed Consolidated Financial Statements........8

      Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of Operations...............14

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.....22

PART II.    OTHER INFORMATION

      Item 1. Legal Proceedings..............................................24

      Item 5. Other Information..............................................25

      Item 6. Exhibits and Reports on Form 8-K...............................25

SIGNATURES...................................................................26

                FACTORS AFFECTING FORWARD LOOKING STATEMENTS

            This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to Year 2000 matters, capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Companies (as herein defined) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Companies' products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America, Inc. believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Companies, no assurances can be given that such expectations will prove to be correct.

PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS (UNAUDITED)



--------------------------------------------------------------------------------

                                PDV AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                         JUNE 30,   DECEMBER 31,
                                                           1999         1998
                                                       -----------  ------------
                                                       (Unaudited)
ASSETS:
CURRENT ASSETS
    Cash and cash equivalents                           $   75,832    $   34,822
    Accounts receivable - net                              767,325       592,315
    Due from affiliates                                     61,126        52,666
    Inventories                                          1,094,874       835,128
    Prepaid expenses and other                              22,063        85,571
                                                        ----------    ----------
        Total current assets                             2,021,220     1,600,502

NOTES RECEIVABLES FROM PDVSA AND AFFILIATES              1,010,000     1,010,000
PROPERTY, PLANT AND EQUIPMENT - net                      3,418,091     3,420,053
RESTRICTED CASH                                              9,690         9,436
INVESTMENTS IN AFFILIATES                                  771,748       807,659
OTHER ASSETS                                               237,256       227,760
                                                        ----------    ----------

TOTAL ASSETS                                            $7,468,005    $7,075,410
                                                        ==========    ==========

LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES
    Short-term bank loans                               $  134,000    $   37,000
    Accounts payable                                       670,818       492,090
    Due to affiliates                                      227,209       158,956
    Taxes other than income                                217,350       219,642
    Other current liabilities                              199,549       247,966
    Income taxes payable                                     1,880         1,607
    Current portion of long-term debt                       47,078        47,078
    Current portion of capital lease obligation             15,484        14,660
                                                        ----------    ----------
        Total current liabilities                        1,513,368     1,218,999

LONG-TERM DEBT                                           2,071,495     2,071,843
CAPITAL LEASE OBLIGATION                                    93,972       101,926
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                208,001       200,281
OTHER NONCURRENT LIABILITIES                               241,040       230,007
DEFERRED INCOME TAXES                                      622,595       621,463
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                29,953        29,559

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
    Common stock, $1.00 par,
       1,000 shares authorized
       issued and outstanding                                    1             1
    Additional capital                                   1,532,435     1,532,435
    Retained earnings                                    1,155,145     1,068,896
                                                        ----------    ----------
        Total shareholder's equity                       2,687,581     2,601,332
                                                        ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY              $7,468,005    $7,075,410
                                                        ==========    ==========

         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in Thousands)

---------------------------------------------------------------------------------------------------

                                                     Three Months             Six Months
                                                    Ended June 30,          Ended June 30,
                                               ----------------------------------------------------

                                                  1999         1998           1999         1998
                                               ----------------------------------------------------
REVENUES:
    Sales                                     $ 3,115,067    $2,913,007   $ 5,346,456    $5,610,829
    Sales to affiliates                            44,981        31,280        72,702        82,404

                                              -----------------------------------------------------

                                                3,160,048     2,944,287     5,419,158     5,693,233
    Equity in earnings (losses) of affiliates     (12,905)       14,341        (2,480)       41,458
    Interest income from affiliates                20,524        15,693        40,869        35,124
    Other income (expense) - net                   (3,599)          976       (13,146)        1,622

                                              -----------------------------------------------------

                                                3,164,068     2,975,297     5,444,401     5,771,437

COST OF SALES AND EXPENSES:
    Cost of sales and operating expenses        3,032,147     2,752,531     5,087,950     5,288,720
    Selling, general and administrative
    expenses                                       60,212        61,692       118,222       121,974
    Interest expense:
       Capital leases                               3,279         3,648         6,558         7,297
       Other                                       36,993        43,440        74,540        86,814
    Minority interest in earnings of
       consolidated subsidiary                        (19)          402           394           360
                                              -----------------------------------------------------

                                                3,132,612     2,861,713     5,287,664     5,505,165
                                              -----------------------------------------------------

INCOME BEFORE INCOME TAXES                         31,456       113,584       156,737       266,272

INCOME TAXES                                        1,505        42,964        48,473       100,314
                                              -----------------------------------------------------

NET INCOME                                    $    29,951    $   70,620   $   108,264    $  165,958
                                              =====================================================



         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                   (Unaudited)
                             (Dollars in Thousands)

-------------------------------------------------------------------------------------------------

                                           Common Stock    Additional   Retained
                                         Shares    Amount    Capital    Earnings        Total
                                        --------  -------- ----------  ----------      -------
RETAINED EARNINGS, DECEMBER 31, 1998          1       $1   $1,532,435  $ 1,068,896    $ 2,601,332
    Dividend distribution                     -        -        --         (22,015)       (22,015)
    Net income                                -        -        --         108,264        108,264
                                        --------  -------- ----------  -----------    -----------
RETAINED EARNINGS, JUNE 30, 1999              1       $1   $1,532,435  $ 1,155,145    $ 2,687,581
                                        ========  ======== ==========  ===========    ===========

                 (See Notes to Condensed Financial Statements.)

                                PDV AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

--------------------------------------------------------------------------------

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                                1999        1998
                                                           -------------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                   $108,465    $263,592
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                      (118,682)   (114,985)
    Proceeds from sale of property, plant and equipment          3,894      13,949
    (Increase) decrease in restricted cash                        (254)      5,926
    Loans to LYONDELL-CITGO Refining LP                        (17,000)     (7,000)
    Investments in and advances to affiliates                   (2,712)     (2,555)
    Proceeds from sale of investment                              --         7,160
                                                             ---------   ---------

        Net cash used in investing activities                 (134,754)    (97,505)
                                                             ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings (repayments) of  revolving bank loans         3,000     (37,561)
    Net proceeds from short-term bank loans                     97,000      22,000
    Proceeds from issuance of tax-exempt bonds                  25,000      25,000
    Payments on taxable bonds                                  (25,000)       --
    Payments on term bank loans                                   --       (14,705)
    Dividend to parent                                         (22,015)   (145,000)
    Repayments of other debt                                    (3,556)     (3,556)
    Payments of capital lease obligations                       (7,130)     (6,390)
                                                             ---------   ---------
        Net cash provided by (used in) financing activities     67,299    (160,212)
                                                             ---------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS                           41,010       5,875
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  34,822      35,268
                                                             ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  75,832   $  41,143
                                                             =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Cash paid during the period for:
        Interest (net of amount capitalized)                 $  86,004   $  91,524
                                                             =========   =========
        Income taxes, net of refunds of $30,000 in 1999      $ (28,080)  $  43,392
                                                             =========   =========

         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


1.    Basis of Presentation

            The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1998 and with respect to the interim three-month and six-month periods ended June 30, 1999 and 1998 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, with the exception of the tax matter described in Footnote 5, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, dated March 30, 1999, for additional information.

            The condensed consolidated financial statements include the accounts of PDV America, its wholly owned subsidiaries, CITGO Petroleum Corporation ("CITGO") and its wholly owned subsidiaries, Cit-Con Oil Corporation, which is 65 percent owned by CITGO, VPHI Midwest, Inc. ("Midwest") and its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR"), and PDV USA, Inc. ("PDV USA") (collectively, the "Companies").

2.    Inventories

      Inventories, primarily at LIFO, consist of the following:


                                           June 30
                                             1999            December 31,
                                         (Unaudited)            1998
                                       ---------------     ---------------
                                                (000's omitted)

Refined products                        $ 779,519             $ 580,666
Crude oil                                 245,707               186,503
Materials and supplies                     69,648                67,959
                                        ---------             ---------
                                        $1,094,874            $ 835,128
                                        ==========            =========

            Inventories at December 31, 1998 were carried at estimated net market value which was $172.0 million lower than historical cost. At June 30, 1999 estimated net market values exceeded historical cost, and accordingly, no write down was necessary.

3.    Long-Term Debt

                                                               June 30,
                                                                 1999           December 31,
                                                             (Unaudited)            1998
                                                            --------------     ---------------
                                                                     (000's omitted)
                                                            -----------------------------------
Revolving bank loans                                              $213,000            $210,000

Senior Notes due from 2000 to 2006 with interest rates from
7.75% to  7.875%                                                   947,723             947,499

Private Placement Senior Notes, due from 1999 to 2006 with
interest rates from 9.03% to 9.30%                                 176,623             176,623

Master Shelf Agreement Senior Notes, due from 2002 to 2009
with interest rates from 7.17% to 8.94%                            260,000             260,000

Tax Exempt Bonds, due from 2004 to 2029 with variable interest
rates                                                              300,520             275,520

Taxable Bonds, due from 2008 to 2028 with variable interest
rates                                                              202,850             227,850

Cit-Con bank credit agreement                                       17,857              21,429
                                                            -----------------------------------
                                                                 2,118,573           2,118,921
Current portion of long-term debt                                 (47,078)            (47,078)

                                                            -----------------------------------
                                                                $2,071,495          $2,071,843
                                                            -----------------------------------



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

            In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident pending against CITGO in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial in one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

            A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. Trial is scheduled for January 2000. CITGO has contracted to purchase approximately 267 properties that were included in the lawsuit and are in a neighborhood adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. CITGO has offers open to purchase the remaining eight properties in the neighborhood. Related to this purchase, $15.7 million was expensed in 1997. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996, one of which is scheduled for trial in 2000; a trial date for the other case has not been set.

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

            Environmental Compliance and Remediation - The Companies are subject to various federal, state and local environmental laws and regulations which may require the Companies to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Companies or other parties. Management believes that the Companies are in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

            The Companies' accounting policy establishes environmental reserves, as probable site restoration and remediation obligations become reasonably capable of estimation. Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, the Companies believe that its accruals are sufficient to address its environmental clean-up obligations.

            In July 1997, the Texas Natural Resources Conservation Commission ("TNRCC") issued a Preliminary Report and Petition alleging that CITGO violated TNRCC rules relating to the operation of a hazardous waste management unit without a permit and recommended a penalty of $699,200. The TNRCC later expanded the alleged violations to include alleged unauthorized emissions to the atmosphere and alleged unauthorized discharges to waters of the state. CITGO has settled all of these matters by entering into an Agreed Order with the TNRCC, which required the payment of a penalty of $325,000, implementation of an approved Supplemental Environmental Project at a cost of $325,000 and compliance with terms and conditions of the order.

            In June 1999, CITGO Petroleum Corporation and numerous other industrial companies received notice from the U.S. Environmental Protection Agency, Region VI ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it intends to conduct a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRP's may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter. CITGO does not believe its potential exposure in this matter is material.

            On June 28, 1999, PDVMR received a Finding of Violation ("FOV") from the U.S. EPA (Region V) for alleged violations of the federal benzene New Source Hazardous Air Pollutants regulations under the Federal Clean Air Act at the Lemont refinery operated by CITGO. PDVMR is currently in negotiations with the EPA concerning the FOV and anticipates resolving this matter by the end of 1999. While PDVMR does not expect this matter to have a material financial impact on the company, it can reasonably anticipate proposed penalties to exceed $100,000.

            Conditions, which require additional expenditures, may exist with respect to various Companies' sites including, but not limited to, the Companies' operating refinery complexes, closed refineries, service station sites and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

            Derivative Commodity and Financial Instruments - The Companies enter into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce their inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. In the six-month period ended June 30, 1999, there was no non-hedging activity.

            The Companies have only limited involvement with other derivative financial instruments and do not currently use them for trading purposes. The Companies have entered into various interest rate swap and cap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at June 30, 1999, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.4 million. In connection with the determination of fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

            The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Companies related to these instruments to be insignificant during the periods presented.

5.    Income Taxes

            The effective tax rate for the current year is unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last IRS audit. During the years under audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns in the event the deductions were denied on audit. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.

6.    Related Party Transactions

            As of February 1, 1999, PDVSA Petroleo y Gas, S. A. reduced deliveries of crude oil to CITGO by approximately 15 percent under the force majeure clauses of its two long-term crude oil supply contracts related to CITGO's fuel refineries. Effective May 1, 1999, the reduction percentage increased to approximately 20 percent related to those contracts. With respect to the two long-term crude oil supply contracts related to CITGO's asphalt refineries, there were no reductions in deliveries during the first quarter of 1999, but during the second quarter of 1999, PDVSA Petroleo y Gas, S. A. reduced deliveries to CITGO by approximately 40 percent. The Company has been required to obtain alternative sources of crude oil supply in replacement. As a result, CITGO estimates that the cost of crude oil purchased in the three months and six months ended June 30, 1999 increased $13 million and $17 million, respectively, from what would have otherwise been the case. Due to the complexity of the factors affecting crude oil and refined product prices, it is not possible to forecast future financial impacts of these reduced deliveries of crude oil on CITGO crude oil costs. Additionally, it is not possible to forecast the duration of the force majeure at this time.

            During 1999, PDV America has paid dividends to its parent, PDV Holding, Inc. as follows: $2,297,000 in March, $5,944,000 in April, $5,759,500
in May and $8,015,000 in June.

            On July 2, 1999, PDV America loaned to PDVSA Finance, Ltd., a wholly-owned subsidiary of Petroleos de Venezuela, S.A., $38,000,000. Interest shall be payable in arrears quarterly commencing on August 15, 1999 at a rate per annum equal to 10.395%. Principal shall be payable in eight equal quarterly installments commencing August 15, 2012.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

            The following discussion of the financial condition and results of operations of the Companies should be read in conjunction with the unaudited condensed consolidated financial statements of the Companies included elsewhere herein. Reference is made to the Companies' Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, dated March 30, 1999, for additional information and a description of factors which may cause substantial fluctuations in the earnings and cash flows of the Companies.

            In the second quarter June 30, 1999, the Companies generated net income of $30.0 million on revenues of $3.2 billion compared to the net income of $70.6 million on revenues of $3.0 billion for the same period last year. In the six-month period ended June 30, 1999, the Companies generated net income of $108.3 million on revenues of $5.4 billion compared to net income of $166.0 on revenues of $5.8 billion for the same period last year. Gross margin for the first six months of 1999 benefitted from the sale of inventories that were written down by $172.0 million at December 31, 1998, to reflect market prices at that time. At June 30, 1999, estimated net market value of inventories exceeded historical cost and, accordingly, no write down of inventories was required. (See "Results of Operations -- Gross margin").

            CITGO's revenue accounted for over 99% of PDV America's consolidated revenues in the first six months of 1999 and 1998. PDVMR's sales of $451.2 million for the six-month period ended June 30, 1999 were primarily to CITGO and, accordingly, these were eliminated in consolidation.

            In June 1999, a group of U.S. independent oil producers filed petitions under the U.S. anti-dumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. (See Part II, Item 5 -- "Other Information.").

Results of Operations

            The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month and six-month periods ended June 30, 1999 and 1998:

                     PDV America Sales Revenues and Volumes


                                Three Months      Six Months        Three Months     Six Months
                               Ended June 30,   Ended June 30,     Ended June 30,  Ended June 30,
                               --------------  ---------------   ----------------  --------------
                                1999    1998    1999     1998      1999    1998    1999     1998
                                ----    ----    ----     ----      ----    ----    ----     ----
                                       ($ in millions)                     (MM gallons)
Gasoline                        $1,878  $1,736  $3,134  $3,316    3,386   3,361   6,487   6,520
Jet fuel                           238     210     429     414      535     456   1,071     884
Diesel/#2 fuel                     560     500   1,012   1,024    1,293   1,212   2,602   2,370
Asphalt                             93      87     119     110      227     228     297     280
Petrochemicals and industrial
products                           236     217     432     472      469     561   1,046   1,077

Lubricants and waxes               122     117     241     225       75      60     143     115
                                 ------  ------  ------  ------  ------  ------  ------  ------

  Total refined products sales   3,127   2,867   5,367   5,561    5,985   5,878  11,646  11,246
Other sales                         33      77      52     132
                                 --------------  --------------  --------------  --------------
  Total sales                   $3,160  $2,944  $5,419  $ 5,693   5,985   5,878  11,646  11,246
                                ==============  ===============  ==============  ==============


      The following table summarizes PDV America's cost of sales and operating expenses for the three-month and six-month periods ended June 30, 1999 and 1998:

                PDV America Cost of Sales and Operating Expenses



                                       Three Months        Six Months
                                      Ended June 30,     Ended June 30,
                                    -------------------------------------
                                                         1999
                                      1999      1998      (1)      1998
                                    -------------------------------------
                                               ($ in millions)
Crude oil                                $875     $648    $1,479   $1,307
Refined products                        1,577    1,525     2,709    2,712
Intermediate feedstocks                   205      233       342      497
Refining and manufacturing costs          245      243       493      477
Other operating costs, expenses
   and inventory changes(1)               130      104        65      296
                                    -------------------  ----------------
    Total costs of sales
      and operating expenses           $3,032   $2,753    $5,088   $5,289
                                    ===================  ================

    ------------
    (1) The six months ended June 30, 1999, includes the impact of the inventory write down of $172 million recorded at December 31, 1998. See "Gross Margin."

            Sales revenues and volumes. Sales increased $216 million, or approximately 7%, in the three-month period ended June 30, 1999 as compared to the same period in 1998. This was due to an increase in average sales price of 5% and an increase in sales volume of 2%. Sales decreased $274 million, or approximately 5%, in the six-month period ended June 30, 1999 as compared to the same period in 1998. This was due to a decrease in average sales price of 8% partially offset by an increase in sales volume of 4%. (See PDV America Sales Revenues and Volumes table above).

            Equity in earnings (losses) of affiliates. Equity in earnings (losses) of affiliates decreased by $27.2 million for the three-month period and decreased by $43.9 million for the six-month period as compared to the same period in 1998. The decrease was primarily due to the change in the earnings of LYONDELL-CITGO Refining LP, ("LYONDELL-CITGO"), CITGO's share of which decreased $42 million, from $28 million in the first six months of 1998 to $(14) million in the first six months of 1999. This decrease is due primarily to a reduction of contract crude supply, lower margins and crude oil purchased in the spot market and costs and lower operating rates related to operating unit outages.

            Other income (expense) - net. Other income (expense) was $(13.1) million for the six-month period ended June 30, 1999 as compared to $1.6 million for the same period in 1998. The difference is primarily due to a disposals of property, plant and equipment which were sold at a loss in 1999, but were sold at a gain in 1998.

            Cost of sales and operating expenses. Cost of sales and operating expenses increased by $279.6 million or 10%, in the quarter ended June 30, 1999 and decreased $200.8 million or 4% in the six-month period ended June 30, 1999 as compared to the same period in 1998. As a result of the invocation of the force majeure clause in its crude oil supply contracts, the Companies estimate that the cost of crude oil purchased in the three months and six months ended June 30, 1999, increased by $13 million and $17 million, respectively, from what would have otherwise been the case. (See PDV America Cost of Sales and Operating Expenses table above.)

            The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 52% and 55% of total cost of sales and operating expenses for the second quarters of 1999 and 1998, and 53% and 51% for the first six months of 1999 and 1998, respectively. The Companies estimate that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the total wholesale margin received on the produced refined products. However, purchased products are not segregated from the Companies' produced products and margins may vary due to market conditions and other factors beyond the Companies' control.

            Gross margin. The gross margin for the three-month period ended June 30, 1999 was $127.9 million, or 4.0%, compared to $191.8 million, or 6.5%, for the same period in 1998. The gross margin for the six-month period ended June 30, 1999 was $331.2 million, or 6.1%, compared to $404.5 million, or 7.1%, for the same period in 1998. In the three-month period ended June 30, 1999, the revenue per gallon component increased approximately 5% while the cost per gallon component increased approximately 8%. As a result, the gross margin decreased approximately 1.1 cents on a per gallon basis in the three-month period ended June 30, 1999 compared to the same period in 1998. In the six-month period ended June 30, 1999, the revenue per gallon component declined approximately 8% while the cost per gallon component declined approximately 7%. As a result, the gross margin decreased approximately seven-tenths of one cent on a per gallon basis in the six-month period ended June 30, 1999 compared to the same period in 1998.

            Income taxes. Income taxes reported were based on an effective tax rate of 30.9% for the six-month period ended June 30, 1999, as compared to 37.7% for the comparable period in 1998. The effective tax rate for the current year is unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last IRS audit. During the years under audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns in the event the deductions were denied on audit. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.

Liquidity and Capital Resources

            For the six-month period ended June 30, 1999, the Companies' consolidated net cash provided by operating activities totaled approximately $108.5 million. Operating cash flows were derived from net income of $108.3 million and depreciation and amortization of $132.1 million reduced by changes in other assets and liabilities of $131.9 million. The more significant changes in other items included an increase in notes and accounts receivable (including amounts due from affiliates) of $252.6 million and an increase in inventories of $249.2 million, offset by an increase in current liabilities of $279.6 million, an increase in deferred income taxes of $71.2 million and a decrease in affiliates earnings of $41.3 million.

            Net cash used in investing activities totaled $134.8 million for the six-month period ended June 30, 1999 consisting primarily of capital expenditures of $118.7 million (compared to $115.0 million for the same period in 1998) and loans to LYONDELL-CITGO of $17 million.

            Net cash provided by financing activities totaled $67.3 million for the six-month period ended June 30, 1999 consisting primarily of a $97.0 million from short-term borrowings offset by $22.0 million dividend to parent and net repayment on capital lease obligations and other obligations of $7.1 million.

            As of June 30, 1999, capital resources available to the Companies include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $450 million and $51 million of uncommitted short-term borrowing facilities with various banks and $12 million in unused availability under PDVMR's revolving credit facility with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Companies' management believes that they have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. The Companies periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Companies' ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time.

            The Companies are in compliance with their obligations under their debt financing arrangements at June 30, 1999.

New Accounting Standard

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The company has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, which is required no later than January 1, 2001.

Year 2000 Readiness

            General. The inability of computers, software and other equipment using microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

            To mitigate any adverse impact this may cause, the Companies have established a company-wide Year 2000 Project ("Project") to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. The Project is proceeding on schedule. In addition, CITGO is updating major elements of their information systems by implementing programs purchased from SAP. The first phase of SAP implementation, which included the financial reporting and materials management modules, was brought into production on January 1, 1998. Additional SAP modules including plant maintenance work order and cost tracking were implemented throughout 1998. The light oils product scheduling, inventory and billing module and the human resources module were brought into production on June 1 and July 1, 1999, respectively. The total cost of the SAP implementation is estimated to be approximately $125 million, which includes software, hardware, reengineering and change management. Management has determined that SAP is an appropriate solution to the Year 2000 issue related to the systems for which SAP is implemented. Such systems comprise approximately 80% of the Companies' total information systems. The implementation of SAP is 90% complete, and is on schedule and on budget as revised through June 30, 1999. Remaining business software systems are expected to be made Year 2000 ready through the Year 2000 Project or they will be replaced.

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

            The Inventory and Assessment of Critical Equipment and Software and Relationship phases of the Project have been completed. The Companies now require that all new contracts with vendors, suppliers or business partners include a clause covering Year 2000 readiness. The Companies also seek evidence of Year 2000 readiness from service providers prior to procuring new services.

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

            The Companies have also established a Year 2000 Contingency Planning Team. The strategy for Contingency Planning includes a review and analysis of existing contingency plans for the Companies' refineries, terminals, pipelines and other operations, in light of potential Year 2000 issues discovered in the Inventory and Assessment phases of the Project. The Contingency Planning phase has also evaluated and implemented changes to the existing contingency plans. Contingency plans based on this process were completed for mission critical items and external providers as of June 30, 1999. Remediation continues and includes technical analysis, testing and, if necessary, retrofitting or replacement of systems and equipment determined to be incapable of reliable operations in the Year 2000. As of August 1, 1999, the Remediation phase was substantially complete. The final phase of the Project, Readiness, is being conducted concurrently with other Project phases. As systems, equipment, processes and business relationships are determined and documented as Year 2000 ready, Project resources are being shifted to pursue Readiness in remaining areas of the enterprise.

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

      o Correctly and accurately recognize and process any date with a year specified as "99" and "00."

            Costs. The estimated total cost of the Project is not expected to exceed $23 million, down from an original estimate of $35 million. The reduction is due to less than expected need for remediation of embedded systems and refinements in expense estimates. This estimate does not include the Companies' potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Companies participate but are not the managing partner or operator. The total amount expended through June 30, 1999 was approximately $12 million. Approximately 48% of these expenditures were for internal costs to conduct the various phases of the Project. Approximately 28% were primarily for consultants in the specialized areas of Project Management, Contingency Planning, Information Technology, Database Administration and Operations Analysis, as well as fees paid to third parties for Quality Assessment analysis of Project organization and technology. The remaining 24% were for actual remediation of critical items, systems, and external providers, as well as contingency planning and testing.

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

            Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Companies' management is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Companies' operations, liquidity or financial position. The Project is expected to significantly reduce the Companies' level of uncertainty about the Year 2000 impact. The Companies' management believes that, with the implementation of new SAP business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be minimized. See also "Factors Affecting Forward Looking Statements."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

            Introduction. The Companies have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, the Companies have defined certain benchmarks consistent with their preferred risk profile for the environment in which the Companies operate and finance their assets. The Companies do not attempt to manage the price risk related to all of their inventories of crude oil and refined products. As a result, at June 30, 1999, the Companies were exposed to the risk of broad market price declines with respect to a substantial portion of their crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

            Commodity Instruments. The Companies balance their crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum futures contracts, options and other over-the-counter commodity derivatives. Generally, the Companies' risk management strategies qualify as hedges. However, certain strategies do not qualify as hedges. The Companies may take commodity positions based on its views or expectations of specific commodity prices or price differentials between commodity types.

                      Non-Trading Commodity Derivatives
                       Open Positions at June 30, 1999


                                              Maturity      Number of    Contract    Market
Commodity                 Derivative            Date        Contracts    Value(2)     Value
---------                 ----------          --------      ---------    --------    ------
                                                                           ($ in millions)
No Lead Gasoline(1)  Futures Purchased          1999            5          $0.1       $0.1
                     Futures Sold               1999           25          $0.5       $0.6

Heating Oil(1)       Futures Purchased          1999          242          $4.7       $5.0
                     Futures Purchased          2000           12          $0.2       $0.3
                     Futures Sold               1999           50          $1.0       $1.0
                     OTC Swaps                  1999           14          $0.3       $0.3
                     OTC Swaps                  2000           17          $0.3       $0.4

Natural Gas(3)       Futures Purchased          1999           79          $1.6       $2.0

------------------------
(1)  1000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract

            Debt Related Instruments. The Companies have fixed and floating U.S. currency denominated debt. The Companies use interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing the Companies' long-term costs. At June 30, 1999, the Companies' primary exposures were to U.S.
dollar LIBOR and U.S. Treasury rates.

            For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                    Non-Trading Interest Rate Derivatives
                       Open Positions at June 30, 1999


                                                                  Notional
                           Expiration        Fixed Rate          Principal
Variable Rate Index           Date              Paid              Amount
-------------------          ------            ------           ----------
                                                              ($ in millions)

One-month LIBOR            May 2000            6.28%                $  25
J.J. Kenny                 May 2000            4.72%                   25
J.J. Kenny                 February 2005       5.30%                   12
J.J. Kenny                 February 2005       5.27%                   15
J.J. Kenny                 February 2005       5.49%                   15
                                                                   ------
                                                                    $  92
                                                                   ======

               The fair value of the interest rate swap agreements in place at June 30, 1999, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.4 million.

            For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                      Debt Obligations at June 30, 1999


                                                                   Expected
                        Fixed      Average Fixed   Variable    Average Variable
Expected Maturities   Rate Debt   Interest Rate   Rate Debt     Interest Rate
-------------------   ---------   --------------  ---------    ----------------
                   ($ in millions)              ($ in millions)

1999                 $     40         9.11%       $  138            5.49%
2000                      290         7.94%            7            6.05%
2001                       40         9.11%            7            6.47%
2002                       36         8.78%          113            6.60%
2003                      559         7.98%          100            6.70%
Thereafter                422         8.02%          500            6.81%
                     --------         ----        ------            ----
     Total           $  1,387         8.07%       $  865            6.55%
                     ========         ====        ======            ====
Fair Value           $  1,328                     $  865
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

            In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident pending against CITGO in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial in one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

            A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. Trial is scheduled for January 2000. CITGO has contracted to purchase approximately 267 properties that were included in the lawsuit and are in a neighborhood adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. CITGO has offers open to purchase the remaining eight properties in the neighborhood. Related to this purchase, $15.7 million was expensed in 1997. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996, one of which is scheduled for trial in 2000; a trial date for the other case has not been set.

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

Item 5.     Other Information

            On June 29, 1999, a group of U.S. independent oil producers filed petitions under the U.S. anti-dumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia.

            These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce ("DOC") determines that the merchandise has been sold to the United States at dumped prices or has benefitted from countervailable subsidies, and (2) the U.S. International Trade Commission ("ITC") determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed.

            On August 9, 1999, the DOC dismissed the petitions and terminated the anti- dumping and countervailing duty investigations because the petitioners did not have required industry support. Consequently, the DOC or the ITC will take no further action. The petitioners have stated that they may appeal this decision to the U.S. Court of International Trade.

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



                                            PDV AMERICA, INC.



Date: August 13, 1999                               /s/ Luis Urdaneta
                                            ------------------------------------
                                                        Luis Urdaneta
                                                President, Chief Executive and
                                                      Financial Officer


Date: August 13, 1999                              /s/Jose I. Moreno
                                            ------------------------------------
                                                      Jose I. Moreno
                                                         Secretary