Form 10-Q
period 1999-09-30
PDV AMERICA INC
filed 1999-11-12
CIK 906422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1999

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

                        Commission file number 001-12138

                                PDV America, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

                    Delaware                              51-0297556
                    --------                              -----------
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

                                      N.A.
          ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ X _____ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $1.00 par value                          1,000
     -----------------------------                          -----
               (Class)                         (Outstanding at October 31, 1999)

                                PDV AMERICA, INC.

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999


                                Table of Contents
                                -----------------

                                                                           Page
                                                                           ----

FACTORS AFFECTING FORWARD LOOKING STATEMENTS...................................3

PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets --
                September 30, 1999 and December 31, 1998.......................4

                Condensed Consolidated Statements of Income --
                Three-Month and Nine-Month Periods Ended
                September 30, 1999 and 1998....................................5

                Condensed Consolidated Statement of Shareholder's Equity --
                Nine-Month Period Ended September 30, 1999.....................6

                Condensed Consolidated Statements of Cash Flows --
                Nine-Month Periods Ended September 30, 1999 and 1998...........7

                Notes to the Condensed Consolidated Financial Statements.......8

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations.................14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......22

PART II.     OTHER INFORMATION

     Item 1. Legal Proceedings................................................24

     Item 6. Exhibits and Reports on Form 8-K.................................24

SIGNATURES....................................................................25

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to Year 2000 matters, capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Companies (as herein defined) are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Companies' products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America, Inc. believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Companies, no assurances can be given that such expectations will prove to be correct.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)



-------------------------------------------------------------------------------------------------------------------
                                          PDV AMERICA, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 1999                    1998
                                                                             -------------          ------------
                                                                             (Unaudited)
ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                                  $    38,619            $   34,822
   Accounts receivable - net                                                      899,016               592,315
   Due from affiliates                                                             58,155                52,666
   Inventories                                                                  1,205,942               835,128
   Current portion of notes receivable from PDVSA                                 250,000                     -
   Prepaid expenses and other                                                      15,758                85,571
                                                                              -----------            ----------
         Total current assets                                                   2,467,490             1,600,502

NOTES RECEIVABLES FROM PDVSA AND AFFILIATES                                       798,000             1,010,000
PROPERTY, PLANT AND EQUIPMENT - net                                             3,414,110             3,420,053
RESTRICTED CASH                                                                     2,977                 9,436
INVESTMENTS IN AFFILIATES                                                         739,618               807,659
OTHER ASSETS                                                                      236,198               227,760
                                                                              -----------            ----------

TOTAL ASSETS                                                                  $ 7,658,393           $ 7,075,410
                                                                              ===========           ===========

LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES
     Short-term bank loans                                                    $    92,000           $    37,000
     Accounts payable                                                             629,367               492,090
     Payables to affiliates                                                       323,377               158,956
     Taxes other than income                                                      179,591               219,642
     Other current liabilities                                                    233,285               247,966
     Income taxes payable                                                           5,521                 1,607
     Current portion of long-term debt                                            297,078                47,078
     Current portion of capital lease obligation                                   15,484                14,660
                                                                              -----------            ----------
         Total current liabilities                                              1,775,703             1,218,999

LONG-TERM DEBT                                                                  1,997,827             2,071,843
CAPITAL LEASE OBLIGATION                                                           93,972               101,926
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                       211,206               200,281
OTHER NONCURRENT LIABILITIES                                                      232,884               230,007
DEFERRED INCOME TAXES                                                             595,788               621,463
MINORITY INTEREST                                                                  29,911                29,559

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
   Common stock, $1.00 par, 1,000 shares authorized,
       issued and outstanding                                                           1                     1
     Additional capital                                                         1,532,435             1,532,435
     Retained earnings                                                          1,188,666             1,068,896
                                                                              -----------           -----------
         Total shareholder's equity                                             2,721,102             2,601,332
                                                                              -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                    $ 7,658,393           $ 7,075,410
                                                                              ===========           ===========

         (See Notes to the Condensed Consolidated Financial Statements.)

                       PDV AMERICA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------------

                                                                Three Months                       Nine Months
                                                             Ended September 30,                Ended September 30,
                                                        ----------------------------       -----------------------------
                                                           1999             1998             1999              1998
                                                        -----------      -----------       -----------       -----------
REVENUES:
     Net Sales                                          $3,623,953       $2,681,613       $  8,970,409       $ 8,292,442
     Sales to affiliates                                    49,381           50,285            122,083           132,689
                                                        ----------------------------------------------------------------
                                                         3,673,334        2,731,898          9,092,492         8,425,131
     Equity in earnings of affiliates                       13,274           25,533             10,794            66,991
     Interest income from affiliates                        21,697           16,369             62,566            55,232
     Other income (expense) - net                           (4,853)          (4,470)           (17,999)           (6,587)
                                                        ----------------------------------------------------------------
                                                         3,703,452        2,769,330          9,147,853         8,540,767


COST OF SALES AND EXPENSES:
     Cost of sales and operating expenses                3,553,097        2,523,825          8,641,047         7,812,545
     Selling, general and administrative
     expenses                                               53,411           63,456            171,633           185,430
     Interest expense:
         Capital leases                                      3,078            3,469              9,636            10,766
         Other                                              39,183           41,368            113,723           128,182
     Minority interest                                         (42)             404                352               764
                                                        ----------------------------------------------------------------
                                                         3,648,727        2,632,522          8,936,391         8,137,687
                                                        ----------------------------------------------------------------


INCOME BEFORE INCOME TAXES                                  54,725          136,808            211,462           403,080

INCOME TAXES                                                21,204           51,439             69,677           151,753
                                                        ----------------------------------------------------------------

NET INCOME                                              $   33,521       $   85,369       $    141,785       $   251,327
                                                        ================================================================


         (See Notes to the Condensed Consolidated Financial Statements.)

                       PDV AMERICA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                   (Unaudited)
                             (Dollars in Thousands)

---------------------------------------------------------------------------------------------------------------------------

                                                           Common Stock         Additional      Retained
                                                         Shares      Amount       Capital       Earnings           Total
                                                         ------      ------     ----------      ---------       -----------
RETAINED EARNINGS, DECEMBER 31, 1998                          1          $1     $1,532,435      $1,068,896      $2,601,332
     Dividend paid                                           --         --              --         (22,015)        (22,015)
     Net income                                              --         --              --         141,785         141,785
                                                         ------      ------     ----------      ----------      -----------
RETAINED EARNINGS, SEPTEMBER 30, 1999                         1          $1     $1,532,435      $1,188,666      $2,721,102
                                                         ======      ======     ==========      ==========      ===========

         (See Notes to the Condensed Consolidated Financial Statements.)

                       PDV AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

---------------------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended September 30,
                                                                     ------------------------------------------
                                                                           1999                       1998
                                                                     ---------------            ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                              $ 22,474                   $ 806,183
                                                                         ---------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                (181,191)                   (164,213)
     Proceeds from notes receivable from PDVSA                                  -                     250,000
     Proceeds from sale of property, plant and equipment                   10,815                      17,947
     Notes receivables PDV Finance                                        (38,000)                          -
     Decrease (increase) in restricted cash                                 6,459                      (2,516)
     Proceeds from sale of investments                                      4,980                       7,160
     Loans to LYONDELL-CITGO Refining LP                                  (19,700)                    (19,800)
     Investments in and advances to affiliates                             (4,212)                     (5,030)
                                                                         ---------                  ----------
         Net cash (used in) provided by investing activities             (220,849)                     83,548
                                                                         ---------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from (repayments of) revolving bank loans               181,000                    (173,000)
     Net proceeds from (repayments of) short-term bank loans               55,000                      (3,000)
     Proceeds from issuance of tax-exempt bonds                            25,000                      47,200
     Repayments of (net proceeds from) taxable bonds                      (25,000)                    100,000
     Payments on term bank loans                                                -                     (58,823)
     Dividend paid                                                        (22,015)                   (224,500)
     Payments on Senior Notes                                                   -                    (250,000)
     Repayments of other debt                                              (4,683)                     (5,334)
     Payments of capital lease obligations                                 (7,130)                     (6,390)
                                                                         ---------                  ----------
         Net cash provided by (used in) financing activities              202,172                    (573,847)
                                                                         ---------                  ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                       3,797                     315,884
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             34,822                      35,268
                                                                         ---------                  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 38,619                   $ 351,152
                                                                         =========                  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid (received) during the period for:
         Interest (net of amount capitalized)                            $116,552                   $ 141,582
                                                                         ========                   =========
         Income taxes, net of refunds of $30,052 in 1999                 $(27,672)                  $  47,097
                                                                         =========                  =========

         (See Notes to the Condensed Consolidated Financial Statements.)

                                PDV AMERICA, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    THREE-MONTH AND NINE-MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998

-------------------------------------------------------------------------------

1.   Basis of Presentation

          The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1998 and with respect to the interim three-month and nine-month periods ended September 30, 1999 and 1998 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, with the exception of the tax matter described in Footnote 6, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, dated March 30, 1999, for additional information.

          The condensed consolidated financial statements include the accounts of PDV America, its wholly-owned subsidiaries, CITGO Petroleum Corporation ("CITGO") and its wholly-owned subsidiaries and Cit-Con Oil Corporation, which is 65 percent owned by CITGO, VPHI Midwest, Inc. ("Midwest") and its wholly-owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR"), and PDV USA, Inc. ("PDV USA") (collectively, the "Companies").

2.   Inventories

          Inventories, primarily at LIFO, consist of the following:

                                          September 30           December 31,
                                              1999                   1998
                                           (Unaudited)
                                       -------------------    ------------------
                                                    (000's omitted)

Refined products                        $  887,167              $   580,666
Crude oil                                  246,516                  186,503
Materials and supplies                      72,259                   67,959
                                        ----------              -----------
                                        $1,205,942              $   835,128
                                        ==========              ===========

          Inventories at December 31, 1998 were carried at estimated net market value which was $172 million lower than historical cost. At September 30, 1999 estimated net market values exceeded historical cost, and accordingly, no write-down was necessary.

3.   Long-Term Debt

                                                                            September 30,           December 31,
                                                                                1999                    1998
                                                                             (Unaudited)
                                                                          -----------------      -------------------
                                                                                      (000's omitted)

Revolving bank loans                                                         $ 391,000               $  210,000

Senior Notes due from 2000 to 2006 with interest rates from 7.75% to
7.875%                                                                         947,841                  947,499

Private Placement Senior Notes, due from 1999 to 2006 with interest
rates from 9.03% to 9.30%                                                      176,623                  176,623

Master Shelf Agreement Senior Notes, due from 2002 to 2009 with
interest rates from 7.17% to 8.94%                                             260,000                  260,000

Tax Exempt Bonds, due from 2004 to 2029 with variable interest rates           300,520                  275,520

Taxable Bonds, due from 2008 to 2028 with variable interest rates              202,850                  227,850

Cit-Con bank credit agreement                                                   16,071                   21,429
                                                                          -------------------------------------------
                                                                             2,294,905                2,118,921
Current portion of long-term debt                                             (297,078)                 (47,078)
                                                                          -------------------------------------------
                                                                            $1,997,827               $2,071,843
                                                                          -------------------------------------------


          On April 15, 1999, CITGO issued $25 million of tax exempt revenue bonds due 2029. The proceeds were used to redeem $25 million of the taxable Gulf Coast environmental facilities revenue bonds due 2028.

4.   INVESTMENT IN LYONDELL-CITGO REFINING LP

          LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell Chemical Company. The heavy crude oil processed by the Houston refinery is supplied by a subsidiary of PDVSA under a long-term crude oil supply contract that expires in 2017. CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract.

          In April 1998, the crude oil supplier exercised its contractual rights and reduced deliveries of crude oil to LYONDELL-CITGO. LYONDELL-CITGO has been required to obtain alternative sources of crude oil supply in replacement which has resulted in lower operating margins.

          At September 30, 1999, CITGO had a 41.25% participation interest in LYONDELL-CITGO. CITGO has a one-time option to increase, for an additional investment, its participation interest to 50 percent. This option may be exercised after January 1, 2000 but not later than September 30, 2000.

          CITGO has notes receivable from LYONDELL-CITGO which total $56 million and $36.3 million at September 30, 1999 and December 31, 1998, respectively. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

          CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                              September 30,         December 31,
                                                  1999                  1998
                                               (Unaudited)
                                            -----------------      -------------
                                                       (000's omitted)

Carrying value of investment                  $    536,910          $   597,373
Notes receivable                                    56,009               36,309
Participation interest                                  41%                  41%
Equity in net (loss) income                   $     (7,639)              58,827
Cash distributions received                         52,823               91,763

Summary of financial position:

   Current assets                             $    227,896          $   197,000
   Non current assets                            1,410,599            1,440,000
   Current liabilities                             261,638              203,000
   Non current liabilities                         826,771              785,000
   Member's equity                                 550,086              649,000

Summary of operating results:

   Revenue                                    $  1,694,386          $ 2,055,000
   Gross profit                                     75,649              291,000
   Net (loss) income                                (2,445)             169,000

5.   Commitments and Contingencies

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

          In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident pending against CITGO in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial of one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

          A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. Trial is scheduled for January 2000. CITGO has contracted to purchase approximately 267 properties that were included in the lawsuit and are in a neighborhood adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. CITGO has offers open to purchase the remaining eight properties in the neighborhood. Related to this purchase, $15.7 million was expensed in 1997. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996, one of which is scheduled for trial in 2000. A trial date for the other case has not been set.

          Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. Trials in this case began in October 1999.

          CITGO is among defendants to lawsuits in California and North Carolina alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, is a putative class action on behalf of owners of water wells and other drinking water supplies in the state. Both actions allege that MTBE poses public health risks. Both actions seek damages as well as remediation of the alleged contamination. These matters are in early stages of discovery. CITGO has denied all of the allegations and is pursuing its defenses.

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

          The Companies' accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation, or when the payment of fines or other penalties proposed by regulatory authorities is considered probable and reasonably estimable. Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, the Companies' management believe that their accruals are sufficient to address such obligations.

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

          The TNRCC conducted an environmental compliance review at the Corpus Christi refinery in the first and second quarters of 1998. In January 1999, the TNRCC issued the Companies a Notice of Violation (NOV) arising from this review and in October 1999 proposed fines of approximately $1.6 million related to the NOV. Most of the alleged violations refer to record keeping and reporting issues, failure to keep proper records, failure to meet required emission levels, and failure to properly monitor emissions. The Companies intend to vigorously contest the proposed fines and allegations.

          In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency ("EPA"), that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it intends to conduct a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRP's may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter. CITGO does not believe its potential exposure in this matter is material.

          In October 1999, the EPA issued an NOV to CITGO for violations of federal regulations regarding reformulated gasoline found during a May 1998 inspection at CITGO's Braintree, Massachusetts terminal and recommended a penalty of $218,500. CITGO intends to vigorously contest the proposed fines and allegations.

          On June 28, 1999, PDVMR received a Finding of Violation ("FOV") from the EPA (Region V) for alleged violations of the federal benzene New Source Hazardous Air Pollutants regulations under the Federal Clean Air Act at the Lemont refinery operated by CITGO. PDVMR is currently in negotiations with the EPA concerning the FOV and anticipates resolving this matter by the end of 1999. While PDVMR does not expect this matter to have a material financial impact on the company, it can reasonably anticipate proposed penalties to exceed $100,000.

          Conditions which require additional expenditures may exist with respect to various Companies' sites including, but not limited to, the Companies' operating refinery complexes, closed refineries, service station sites and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

          Derivative Commodity and Financial Instruments - The Companies enter into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce their inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. In the nine-month period ended September 30, 1999, there was no non-hedging activity.

          The Companies have only limited involvement with other derivative financial instruments and do not currently use them for trading purposes. The Companies have entered into various interest rate swap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at September 30, 1999, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.0 million. In connection with the determination of fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

          The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Companies related to these instruments to be insignificant during the periods presented.

6.   Income Taxes

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

7.   Related Party Transactions

          As of September 30, 1999, PDVSA Petroleo y Gas, S.A. ("PDVSA P&G") deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA P&G's declaration of force majeure pursuant to four long-term crude oil supply contracts related to CITGO's refineries. As a result, the Companies have been required to obtain alternative sources of crude oil. As a result, the Companies estimate the margins in three months and nine months ended September 30, 1999 were reduced by $11 million and $28 million, respectively, from what would have otherwise been the case. It is not possible to forecast the future financial impacts of these reductions in crude oil deliveries on CITGO's margins because the correlation between crude oil and refined product prices is not constant over time. Additionally, because of, among other things, changes in crude oil economics, the duration of force majeure cannot be forecasted.

          Additionally, during the third quarter of 1999, PDVSA P&G did not deliver naphtha pursuant to one of the contracts and will make contractually specified payments in lieu thereof. The financial impact to the three-month and nine-month periods ended September 30, 1999 was immaterial.

          During 1999, PDV America has paid dividends to its parent, PDV Holding, Inc. as follows: $2,297,000 in March, $5,944,000 in April, $5,759,500
in May and $8,015,000 in June.

          On July 2, 1999, PDV America loaned to PDVSA Finance, Ltd., a wholly-owned subsidiary of Petroleos de Venezuela, S.A., $38,000,000. Interest is payable in arrears quarterly commencing on August 15, 1999 at a rate per annum equal to 10.395%. Principal is payable in eight equal quarterly installments commencing August 15, 2012.

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

          In the quarter ended September 30, 1999, the Companies generated net income of $34 million on revenue of $3.7 billion compared to the net income of $85 million on revenue of $2.8 billion for the same period last year. In the nine-month period ended September 30, 1999, the Companies generated net income of $142 million on revenue of $9.1 billion compared to net income of $251 million on revenue of $8.5 billion for the same period last year. Gross margin for the first nine months of 1999 benefited from the sale of inventories that were written down by $172 million at December 31, 1998, to reflect market prices at that time. At September 30, 1999, estimated net market value of inventories exceeded historical cost and, accordingly, no write down of inventories was required. (See "Gross margin").

Results of Operations

          The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 1999 and 1998:

                     PDV America Sales Revenues and Volumes


                                               Three Months            Nine Months          Three Months             Nine Months
                                                  Ended                   Ended                 Ended                   Ended
                                              September 30,           September 30,          September 30,            September 30,
                                           -------------------    -------------------    ---------------------    -----------------
                                           1999           1998    1999           1998    1999             1998    1999         1998
                                           ----           ----    ----           ----    ----             ----    ----         ----
                                                         ($ in millions)                                  (MM gallons)
Gasoline                                   $2,172       $1,566   $5,306        $4,882    3,231          3,378     9,718       9,898
Jet fuel                                      297          186      726           600      520            463     1,591       1,347
Diesel/#2 fuel                                637          449    1,649         1,473    1,136          1,142     3,738       3,512
Asphalt                                       124          113      243           223      271            286       568         566
Petrochemicals and industrial
products                                      217          239      649           711      448            774     1,494       1,851
Lubricants and waxes                          129          111      370           336      77              57       220         172
                                           ------       ------   ------      --------    --------------------    ------      -------

  Total refined products sales              3,576        2,664    8,943         8,225    5,683          6,100    17,329      17,346
Other sales                                    97           68      149           200
                                           -------------------   --------------------    --------------------    -------------------

  Total sales                              $3,673       $2,732   $9,092        $8,425    5,683          6,100    17,329      17,346
                                           ===================   ====================   =====================    ===================

          The following table summarizes PDV America's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 1999 and 1998:

                PDV America Cost of Sales and Operating Expenses

                                         Three Months            Nine Months
                                             Ended                  Ended
                                         September 30,          September 30,
                                       ------------------   --------------------
                                         1999      1998      1999(1)      1998
                                       --------  --------   ---------   --------
                                                    ($ in millions)

Crude oil                              $1,077    $    676    $2,556      $1,983
Refined products                        1,833       1,261     4,542       3,973
Intermediate feedstocks                   340         217       682         714
Refining and manufacturing costs          242         234       735         711
Other operating costs, expenses
   and inventory changes(1)                61         136       126         432
                                       ------------------    -------------------
     Total costs of sales and
        operating expenses             $3,553    $  2,524    $8,641      $7,813
                                       ==================    ===================
------------
(1) The nine months ended September 30, 1999, includes the impact of the inventory write-down of $172 million recorded at December 31, 1998.
     See "Gross Margin."

          Sales revenues and volumes. Sales increased $941 million, or approximately 34%, in the three-month period ended September 30, 1999 as compared to the same period in 1998. This was due to an increase in average sales price of 45% offset by a decrease in sales volume of 7%. Sales increased $667 million, or approximately 8%, in the nine-month period ended September 30, 1999 as compared to the same period in 1998. This was due to an increase in average sales price of 8%. (See PDV America Sales Revenues and Volumes table above).

          Equity in earnings of affiliates. Equity in earnings of affiliates decreased by $12 million for the three-month period and decreased by $56 million for the nine-month period as compared to the same period in 1998. The decrease was primarily due to the change in the earnings of LYONDELL-CITGO, CITGO's share of which decreased $57 million, from $49 million in the first nine months of 1998 to $(8) million in the first nine months of 1999. This decrease was due primarily to a reduction of contract crude supply, lower margins on crude purchased in the spot market and costs and lower operating rates related to operating unit outages.

          Other income (expense). Other income (expense) was $(18) million for the nine-month period ended September 30, 1999 as compared to $(7) million for the same period in 1998. The difference is primarily due to disposals of property, plant and equipment which were sold at a loss in 1999, but were sold at a gain in 1998.

          Cost of sales and operating expenses. Cost of sales and operating expenses increased by $1,029 million or 41%, in the quarter ended September 30, 1999 and increased $829 million or 11% in the nine-month period ended September 30, 1999 as compared to the same period in 1998. The average cost of hydrocarbons increased by 50% in the three-month period ended September 30, 1999 as compared to the same period in 1998. In the nine-month period ended September 30, 1999, the average cost of hydrocarbons increased by 13% as compared to the same period in 1998. As a result of the invocation of the force majeure clause in its crude oil supply contracts, the Companies estimate that the cost of crude oil purchased in the three months and nine months ended September 30, 1999, increased by $11 million and $28 million, respectively, from what would have otherwise been the case. (See PDV America Cost of Sales and Operating Expenses table above.)

          The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 52% and 50% of total cost of sales and operating expenses for the third quarters of 1999 and 1998, respectively, and 53% and 51% for the first nine months of 1999 and 1998, respectively. The Companies estimate that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the total wholesale margin received on the produced refined products. However, purchased products are not segregated from the Companies' produced products and margins may vary due to market conditions and other factors beyond the Companies' control.

          Gross margin. The gross margin for the three-month period ended September 30, 1999 was $120 million, or 3.3%, compared to $208 million, or 7.6%, for the same period in 1998. The gross margin for the nine-month period ended September 30, 1999 was $451 million, or 5.0%, compared to $613 million, or 7.3%, for the same period in 1998. In the three-month period ended September 30, 1999, the revenue per gallon component increased approximately 44% while the cost per gallon component increased approximately 51%. As a result, the gross margin decreased approximately one cent on a per gallon basis in the three-month period ended September 30, 1999 compared to the same period in 1998. In the nine-month period ended September 30, 1999, the revenue per gallon component increased approximately 8% and the cost per gallon component increased approximately 11%. As a result, the gross margin decreased approximately nine-tenths of one cent on a per gallon basis in the nine-month period ended September 30, 1999 compared to the same period in 1998. (See also "Notes to the Condensed Consolidated Financial Statements," Note 7.)

          Income taxes. Income taxes reported were based on an effective tax rate of 33% for the nine-month period ended September 30, 1999, as compared to 38% for the comparable period in 1998. The effective tax rate for the current year is unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last IRS audit. During the years under audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns in the event the deductions were denied on audit. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.

Liquidity and Capital Resources

          For the nine-month period ended September 30, 1999, the Companies' consolidated net cash provided by operating activities totaled approximately $22 million. Operating cash flows were derived from net income of $142 million and depreciation and amortization of $207 million reduced by changes in other assets and liabilities of $327 million. The more significant changes in other items included an increase in notes and accounts receivable (including amounts due from affiliates) of $364 million and an increase in inventories of $199 million, offset by an increase in current liabilities of $278 million.

          Net cash used in investing activities totaled $221 million for the nine-month period ended September 30, 1999 consisting primarily of capital expenditures of $181 million (compared to $164 million for the same period in 1998), loan to PDVSA Finance of $38 million and loans to LYONDELL-CITGO of $20 million.

          Net cash provided by financing activities totaled $202 million for the nine-month period ended September 30, 1999 consisting primarily of a $181 million from revolving bank loans and $55 million from short-term borrowings offset by a $22 million dividend to parent.

          As of September 30, 1999, capital resources available to the Companies include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $221 million and $93 million of uncommitted short-term borrowing facilities with various banks and $63 million in unused availability under PDVMR's revolving credit facility with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Companies' management believes that the Companies have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. The Companies periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Companies' ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time.

          The Companies are in compliance with their obligations under their debt financing arrangements at September 30, 1999.

New Accounting Standard

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The Companies have not determined the impact on their financial statements that may result from adoption of SFAS No. 133, which is required no later than January 1, 2001.

Year 2000 Readiness

          General. The inability of computers, software and other equipment using microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

          To mitigate any adverse impact this may cause, the Companies have established a company-wide Year 2000 Project (the "Project") to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. The Project is proceeding on schedule. In addition, CITGO is updating major elements of its information systems by implementing programs purchased from SAP. The first phase of SAP implementation, which included the financial reporting and materials management modules, was brought into production on January 1, 1998. Additional SAP modules, including plant maintenance work order and cost tracking, were implemented throughout 1998. The light oils product scheduling, inventory and billing module and the human resources module were brought into production on June 1 and July 1, 1999, respectively. The total cost of the SAP implementation is estimated to be approximately $125 million, which includes software, hardware, reengineering and change management. Management has determined that SAP is an appropriate solution to the Year 2000 issue related to the systems for which SAP is implemented. Such systems comprise approximately 80% of the Companies' total information systems. The implementation of SAP is 95% complete, and is on schedule and on budget as revised through September 30, 1999. Remaining business software systems are expected to be made Year 2000 ready through the Year 2000 Project or they will be replaced.

          The Project. The Companies' Year 2000 Project Team is divided into two groups. One group is working with Information Systems ("I.S.") and Information Technology ("I.T.") related matters, while the other is analyzing non-I.S. and non-I.T. business and asset integrity matters. A risk-based approach toward Year 2000 readiness was applied to non-SAP systems and processes, with most fix-or-replace decisions made by year-end 1998. The strategy for achieving Year 2000 business and asset integrity is focused on equipment, software and relationships that are critical to the Companies' primary business operation, including refinery operations, terminal operations, crude oil purchase and shipment operations, and refined product distribution operations. The Companies engaged third party consultants to review and validate the methodology and organization of the Project. The Project strategy involves a number of phases: Inventory and Assessment of Critical Equipment, Software and Relationships; Contingency Planning; Remediation; Testing; and Readiness.

          The Companies require that all new contracts with vendors, suppliers, or business partners include a clause covering Year 2000 readiness. The Companies also seek evidence of Year 2000 readiness from service providers prior to procuring new services.

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

          The Companies have established a Year 2000 Contingency Planning Team. The strategy for Contingency Planning included a review and analysis of existing contingency plans for the Companies' refineries, terminals, pipelines and other operations, in light of potential Year 2000 issues discovered in the Inventory and Assessment phases of the Project. The Contingency Planning phase has also evaluated and implemented changes to the existing contingency plans. Contingency plans based on this process were completed for mission critical items and external providers as of June 30, 1999. Remediation continues and includes technical analysis, testing and, if necessary, retrofitting or replacement of systems and equipment determined to be incapable of reliable operations in the Year 2000. As of August 1, 1999, the Remediation phase was substantially complete. The final phase of the Project, Readiness, is being completed.

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

          Costs. The estimated total cost of the Project is not expected to exceed $21 million, down from an original estimate of $35 million. The reduction is due to less than expected need for remediation of embedded systems and refinements in expense estimates. This estimate does not include the Companies' potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Companies participate but are not the managing partner or operator. The total amount expended through September 30, 1999 was approximately $15 million. Approximately 45% of these expenditures were for internal costs to conduct the various phases of the Project. Approximately 25% were primarily for consultants in the specialized areas of Project Management, Contingency Planning, Information Technology, Database Administration and Operations Analysis, as well as fees paid to third parties for Quality Assessment analysis of Project organization and methodology. The remaining 30% were for actual remediation of critical items, systems, and external providers, as well as contingency planning and testing.

          The costs of the Project are being funded with cash from operations. No existing or planned I.T. projects have been deferred or delayed due to Year 2000 readiness initiatives. The cost of implementing SAP replacement systems is not included in these estimates.

          The majority of remaining costs for completing the Project is anticipated to be directed toward the replacement and repair of systems and equipment found to be incapable of reliable operation in the Year 2000.

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

          Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Companies' management is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Companies' operations, liquidity or financial position. The Project has significantly reduced the Companies' level of uncertainty about the Year 2000 impact. The Companies' management believes that, with the implementation of new SAP business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be minimized. See also "Factors Affecting Forward-Looking Statements."

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Introduction. The Companies have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with their preferred risk profile for the environment in which the Companies operate and finance their assets. The Companies do not attempt to manage the price risk related to all of their inventories of crude oil and refined products. As a result, at September 30, 1999, the Companies were exposed to the risk of broad market price declines with respect to a substantial portion of their crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

          Commodity Instruments. The Companies balance their crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum futures contracts, options and other over-the-counter commodity derivatives. Generally, the Companies' risk management strategies qualify as hedges. However, certain strategies do not qualify as hedges. The Companies may take commodity positions based on their views or expectations of specific commodity prices or price differentials between commodity types.

                        Non Trading Commodity Derivatives
                      Open Positions at September 30, 1999

                                                         Maturity          Number of       Contract      Market
Commodity                     Derivative                   Date            Contracts       Value(2)       Value
---------                     ----------                 --------          ---------       --------      -------
                                                                                              ($ in millions)
No Lead Gasoline(1)      Futures Purchased                 1999               225            $6.6         $6.5
                         Futures Sold                      1999               75             $2.2         $2.2

Heating Oil(1)           Futures Purchased                 1999               192            $4.9         $5.0
                         Futures Purchased                 2000               51             $1.2         $1.3
                         Futures Purchased                 2001                6             $0.1         $0.1
                         Futures Sold                      2000               325            $9.0         $8.6
                         Swaps                             1999               20             $0.4         $0.5
                         Swaps                             2000               34             $0.7         $0.8

Natural Gas(3)           Futures Purchased                 1999               33             $0.8         $0.9

------------------------
(1)  1000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract

          Debt Related Instruments. The Companies have fixed and floating U.S. currency denominated debt. The Companies use interest rate swaps to manage their debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing the Companies' long- term costs. At September 30, 1999, the Companies' primary exposures were to U.S. dollar LIBOR and U.S. Treasury rates.

          For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      Non Trading Interest Rate Derivatives
                      Open Positions at September 30, 1999

                                                                   Notional
                           Expiration         Fixed Rate          Principal
Variable Rate Index           Date               Paid               Amount
-------------------          ------             ------         --------------
                                                              ($ in millions)

One-month LIBOR           May 2000               6.28%             $  25
J.J. Kenny                May 2000               4.72%                25
J.J. Kenny                February 2005          5.30%                12
J.J. Kenny                February 2005          5.27%                15
J.J. Kenny                February 2005          5.49%                15
                                                                   ------
                                                                   $  92
                                                                   ======

          The fair value of the interest rate swap agreements in place at September 30, 1999, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.0 million.

          For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                     Debt Obligations at September 30, 1999

                                                                             Expected
                          Fixed        Average Fixed      Variable       Average Variable
Expected Maturities     Rate Debt      Interest Rate      Rate Debt       Interest Rate
-------------------     ---------      -------------      ---------     -----------------
                      ($ in millions)                  ($ in millions)
1999                      $   40           9.11%            $ 94               5.83%
2000                         290           7.94%               7               6.32%
2001                          40           9.11%               7               6.69%
2002                          36           8.78%              62               6.82%
2003                         559           7.98%             329               6.89%
Thereafter                   422           8.02%             500               6.90%
                          ------           ----             ----               ----
     Total                $1,387           8.07%            $999               6.78%
                          ======           ====             ====               ====
Fair Value                $1,374                            $999
                          ======                            ====

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          The required information is incorporated by reference into Part II of this Report from Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

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

                                        PDV AMERICA, INC.

Date: November 12, 1999                       /s/ Luis Centeno
                                        ----------------------------------------
                                                  Luis Centeno
                                        Chairman, President, Chief Executive
                                        Officer and Chief Financial Officer



Date: November 12, 1999                       /s/ Jose I. Moreno
                                        ----------------------------------------
                                                  Jose I. Moreno
                                                     Secretary