Form 10-Q/A
period 1999-09-30
PDV AMERICA INC
filed 2000-01-24
CIK 906422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

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

The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999 in order to revise the Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations sections in that Report. This revision is primarily the result of the correction of errors which occurred as the Registrant implemented information systems enhancements. The corrections resulted in a decrease in the Registrant's cost of sales and expenses, the net effect of which resulted in an increase in net income of the Registrant compared to what was previously reported. Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, the Registrant is including the complete text of the Report as revised.

                                PDV AMERICA, INC.

   Amendment No. 1 to the Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

                                Table of Contents



                                                                            Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS..................................4

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets --
          September 30, 1999 (Restated) and December 31, 1998.................5

          Condensed Consolidated Statements of Income --
          Three-Month and Nine-Month Periods Ended
          September 30, 1999 (Restated) and 1998..............................6

          Condensed Consolidated Statement of Shareholder's Equity --
          Nine-Month Period Ended September 30, 1999 (Restated)...............7

          Condensed Consolidated Statements of Cash Flows --
          Nine-Month Periods Ended September 30, 1999 (Restated) and 1998.....8

          Notes to the Condensed Consolidated Financial Statements............9

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations...................17

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........24

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings..................................................27

 Item 6.  Exhibits and Reports on Form 8-K...................................27

SIGNATURES...................................................................28

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

PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------

                                          PDV AMERICA, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                         SEPTEMBER 30,
                                                                              1999

                                                                        (As Restated --             DECEMBER 31,

                                                                          See Note 8)                  1998
                                                                         -------------                -----
                                                                          (Unaudited)

ASSETS:
CURRENT ASSETS
     Cash and cash equivalents ..........................................   $   38,619              $   34,822
     Accounts receivable - net ..........................................      899,016                 592,315
     Due from affiliates ................................................       58,155                  52,666
     Inventories ........................................................    1,205,542                 835,128
     Current portion of notes receivable from PDVSA .....................      250,000                    --
     Prepaid expenses and other .........................................       15,758                  85,571
                                                                            ----------              ----------
         Total current assets ...........................................    2,467,090               1,600,502

NOTES RECEIVABLES FROM PDVSA AND ........................................      798,000               1,010,000
AFFILIATES
PROPERTY, PLANT AND EQUIPMENT - net .....................................    3,414,110               3,420,053
RESTRICTED CASH .........................................................        2,977                   9,436
INVESTMENTS IN AFFILIATES ...............................................      739,618                 807,659
OTHER ASSETS ............................................................      236,198                 227,760
                                                                            ----------              ----------

TOTAL ASSETS ............................................................   $7,657,993              $7,075,410
                                                                            ==========              ==========

LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES
     Short-term bank loans ..............................................   $   92,000              $   37,000
     Accounts payable ...................................................      617,967                 492,090
     Payables to affiliates .............................................      323,377                 158,956
     Taxes other than income ............................................      179,591                 219,642
     Other current liabilities ..........................................      233,285                 247,966
     Income taxes payable ...............................................        7,941                   1,607
     Current portion of long-term debt ..................................      297,078                  47,078
     Current portion of capital lease obligation ........................       15,484                  14,660
                                                                            ----------              ----------
         Total current liabilities ......................................    1,766,723               1,218,999

LONG-TERM DEBT ..........................................................    1,997,827               2,071,843
CAPITAL LEASE OBLIGATION ................................................       93,972                 101,926
POSTRETIREMENT BENEFITS OTHER THAN ......................................      211,206                 200,281
PENSIONS

OTHER NONCURRENT LIABILITIES ............................................      232,884                 230,007
DEFERRED INCOME TAXES ...................................................      597,438                 621,463
MINORITY INTEREST .......................................................       29,911                  29,559

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
     Common stock, $1.00 par, 1,000 shares authorized,
        issued and outstanding ..........................................            1                       1
     Additional capital .................................................    1,532,435               1,532,435
     Retained earnings ..................................................    1,195,596               1,068,896
                                                                            ----------              ----------
         Total shareholder's equity .....................................    2,728,032               2,601,332
                                                                            ----------              ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ..............................   $7,657,993              $7,075,410
                                                                            ==========              ==========
                          (See Notes to the Condensed Consolidated Financial Statements.)

                                           PDV AMERICA, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      (Unaudited)
                                                 (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                 Three Months                      Nine Months
                                                              Ended September 30,              Ended September 30,

                                                       -------------------------------   ---------------------------------

                                                             1999             1998            1999            1998
                                                        (As restated --                    (As-restated--
                                                         See Note 8)                       See Note 8)
                                                       -----------------  -------------- ----------------  ---------------
REVENUES:
     Net Sales                                               $3,623,953       $2,681,613      $8,970,409      $8,292,442
     Sales to affiliates                                         49,381           50,285         122,083         132,689

                                                       ------------------------------------------------------------------

                                                              3,673,334        2,731,898       9,092,492       8,425,131
     Equity in earnings of affiliates                            13,274           25,533          10,794          66,991
     Interest income from affiliates                             21,697           16,369          62,566          55,232
     Other income (expense) - net                               (4,853)          (4,470)        (17,999)         (6,587)
                                                       ------------------------------------------------------------------

                                                              3,703,452        2,769,330       9,147,853       8,540,767

COST OF SALES AND EXPENSES:
     Cost of sales and operating expenses                     3,542,097        2,523,825       8,630,047       7,812,545
     Selling, general and administrative
     expenses                                                    53,411           63,456         171,633         185,430
     Interest expense:

         Capital leases                                           3,078            3,469           9,636          10,766
         Other                                                   39,183           41,368         113,723         128,182
         Minority interest                                         (42)              404             352             764
                                                       ------------------------------------------------------------------

                                                              3,637,727        2,632,522       8,925,391       8,137,687
                                                       ------------------------------------------------------------------


INCOME BEFORE INCOME TAXES                                       65,725          136,808         222,462         403,080

INCOME TAXES                                                     25,274           51,439          73,747         151,753
                                                       -----------------------------------------------------------------

NET INCOME                                                     $ 40,451          $85,369        $148,715        $251,327
                                                       =================================================================

             (See Notes to the Condensed Consolidated Financial Statements.)


                                        PDV AMERICA, INC.  AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                                                    (Unaudited)
                                              (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------



                                                           Common Stock         Additional      Retained
                                                       Shares      Amount       Capital         Earnings          Total

RETAINED EARNINGS, DECEMBER 31, 1998                          1        $1       $1,532,435      $1,068,896       $2,601,332
     Dividend paid                                           --        --          --              (22,015)         (22,015)
     Net income (As Restated-- See Note 8)                   --        --          --              148,715          148,715
                                                     -----------  -----------  -----------    ------------       -----------
RETAINED EARNINGS, SEPTEMBER 30, 1999

(As Restated-- See Note 8)                                    1        $1       $1,532,435      $1,195,596       $2,728,032
                                                     ===========  ===========  ===========    ============       ===========

                  (See Notes to the Condensed Consolidated Financial Statements.)

                                         PDV AMERICA, INC.  AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                               (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------





                                                                             Nine Months Ended September 30,

                                                                     ---------------------------------------------

                                                                              1999
                                                                         (As Restated --
                                                                           See Note 8)                 1998
                                                                     ---------------------------------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                    $22,474                $806,183
                                                                               -------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                    (181,191)               (164,213)
     Proceeds from notes receivable from PDVSA                                       -                 250,000
     Proceeds from sale of property, plant and equipment                        10,815                  17,947
     Notes receivables PDV Finance                                            (38,000)                       -
     Decrease (increase) in restricted cash                                      6,459                 (2,516)
     Proceeds from sale of investments                                           4,980                   7,160
     Loans to LYONDELL-CITGO Refining LP                                      (19,700)                (19,800)
     Investments in and advances to affiliates                                 (4,212)                 (5,030)
                                                                             --------                   ------
         Net cash (used in) provided by investing activities                 (220,849)                  83,548
                                                                             --------                   ------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from (repayments of) revolving bank loans                    181,000               (173,000)
     Net proceeds from (repayments of) short-term bank loans                    55,000                 (3,000)
     Proceeds from issuance of tax-exempt bonds                                 25,000                  47,200
     Repayments of (net proceeds from) taxable bonds                          (25,000)                 100,000
     Payments on term bank loans                                                     -                (58,823)
     Dividend paid                                                            (22,015)               (224,500)
     Payments on Senior Notes                                                        -               (250,000)
     Repayments of other debt                                                  (4,683)                 (5,334)
     Payments of capital lease obligations                                     (7,130)                 (6,390)
                                                                               -------               ---------
         Net cash provided by (used in) financing activities                   202,172               (573,847)
                                                                               -------               ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                            3,797                 315,884
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  34,822                  35,268
                                                                               -------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $38,619                $351,152
                                                                               =======                ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION:

     Cash paid (received) during the period for:
         Interest (net of amount capitalized)                                 $116,552                $141,582
                                                                             =========                ========
         Income taxes, net of refunds of $30,052 in 1999                     $(27,672)                 $47,097
                                                                             =========                ========


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

                  The condensed consolidated financial statements include the accounts of PDV America, its wholly owned subsidiaries, CITGO Petroleum Corporation ("CITGO") and its wholly owned subsidiaries and Cit-Con Oil Corporation, which is 65 percent owned by CITGO, VPHI Midwest, Inc. ("Midwest") and its wholly-owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR"), and PDV USA, Inc. ("PDV USA") (collectively, the "Companies").

2.       Inventories

         Inventories, primarily at LIFO, consist of the following:

                              September 30,
                                 1999                 December 31,
                              (Unaudited)                 1998
                           -------------------      -------------------
                                         (000's omitted)

Refined products               $  886,767               $   580,666
Crude oil                          246,516                  186,503
Materials and supplies              72,259                   67,959
                               -----------              -----------
                                $1,205,542              $   835,128
                                ==========              ===========

                  Inventories at December 31, 1998 were carried at estimated net market value which was $172 million lower than historical cost. At September 30, 1999 estimated net market values exceeded historical cost, and accordingly, no write-down was necessary.

3.       Long-Term Debt


                                                                       September 30,
                                                                          1999         December 31,
                                                                        (Unaudited)        1998
                                                                      -------------- ----------------
                                                                             (000's omitted)
Revolving bank loans                                                   $   391,000    $   210,000

Senior Notes due from 2000 to 2006 with interest rates from 7.75% to
7.875%                                                                     947,841        947,499

Private Placement Senior Notes, due from 1999 to 2006 with interest
rates from 9.03% to 9.30%                                                  176,623        176,623

Master Shelf Agreement Senior Notes, due from 2002 to 2009 with
interest rates from 7.17% to 8.94%                                         260,000        260,000

Tax Exempt Bonds, due from 2004 to 2029 with variable interest rates       300,520        275,520

Taxable Bonds, due from 2008 to 2028 with variable interest rates          202,850        227,850

Cit-Con bank credit agreement                                               16,071         21,429
                                                                       --------------------------

                                                                         2,294,905      2,118,921
Current portion of long-term debt                                         (297,078)       (47,078)
                                                                       --------------------------
                                                                       $ 1,997,827    $ 2,071,843
                                                                       --------------------------



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

                  CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                 September 30,
                                     1999                December 31,
                                  (Unaudited)                1998
                               -----------------      -------------------
                                            (000's omitted)


Carrying value of investment    $   536,910              $   597,373
Notes receivable                     56,009                   36,309
Participation interest                   41%                      41%
Equity in net (loss) income     $    (7,639)             $    58,827
Cash distributions received          52,823                   91,763

Summary of financial position:

         Current assets         $   227,896              $   197,000
         Non current assets       1,410,599                1,440,000
         Current liabilities        261,638                  203,000
         Non-current liabilities    826,771                  785,000
         Member's equity            550,086                  649,000

Summary of operating results:

         Revenue                $ 1,694,386              $ 2,055,000
         Gross profit                75,649                  291,000
         Net (loss) income           (2,445)                 169,000

5    Commitments and Contingencies

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

                  CITGO is among defendants to lawsuits in California and North Carolina alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, is a putative class action on behalf of owners of water wells and other drinking water supplies in the state. Both actions allege that MTBE poses public health risks. Both actions seek damages as well as remediation of the alleged contamination. These matters are in the early stages of discovery. CITGO has denied all of the allegations and is pursuing its defenses.

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

                  In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency ("EPA"), that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it intends to conduct a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter. CITGO does not believe its potential exposure in this matter is material.

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

                  The Companies have only limited involvement with other derivative financial instruments and do not currently use them for trading purposes. The Companies have entered into various interest rate swap agreements to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at September 30, 1999, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.0 million. In connection with the determination of fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result .

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

8.       Restatement

                  Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended September 30, 1999, the Company's management discovered certain errors which occurred as the Company implemented information systems enhancements. As a result, the condensed consolidated financial statements for the three and nine-month periods ended September 30, 1999 have been restated to correct these errors. A summary of the significant effects of the restatement is as follows:


                                                                As Previously Reported                As Restated
                                                                (Dollars in thousands)           (Dollars in thousands)
                                                           -------------------------------   -------------------------------
At September 30, 1999:

      Inventory                                                          1,205,942                        1,205,542
      Total assets                                                       7,658,393                        7,657,993
      Accounts payable                                                     629,367                          617,967
      Income taxes payable                                                   5,521                            7,941
      Deferred income taxes                                                595,788                          597,438
      Total liabilities                                                  4,937,291                        4,929,961
      Retained earnings                                                  1,188,666                        1,195,596

For the three-months ended September 30, 1999:

      Cost of sales and operating expenses                               3,553,097                        3,542,097
      Income before income taxes                                            54,725                           65,725
      Income taxes                                                          21,204                           25,274
      Net income                                                            33,521                           40,451

For the nine-months ended September 30, 1999:

      Cost of sales and operating expenses                               8,641,047                        8,630,047
      Income before income taxes                                           211,462                          222,462
      Income taxes                                                          69,677                           73,747
      Net income                                                           141,785                          148,715

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

                  In the quarter ended September 30, 1999, the Companies generated net income of $40 million on revenue of $3.7 billion compared to the net income of $85 million on revenue of $2.8 billion for the same period last year. In the nine-month period ended September 30, 1999, the Companies generated net income of $149 million on revenue of $9.1 billion compared to net income of $251 million on revenue of $8.5 billion for the same period last year. Gross margin for the first nine months of 1999 benefited from the sale of inventories that were written down by $172 million at December 31, 1998, to reflect market prices at that time. At September 30, 1999, estimated net market value of inventories exceeded historical cost and, accordingly, no write down of inventories was required. (See "Gross margin").

Results of Operations

                  The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 1999 and 1998:


                                       PDV America Sales Revenues and Volumes

-------------------------------------------------------------------------------------------------------


                                  Three Months       Nine Months      Three Months      Nine Months
                                     Ended              Ended            Ended             Ended
                                 September 30,       September 30,    September 30,     September 30,
                                ----------------  -----------------  ----------------  -----------------
                                1999      1998       1999   1998      1999    1998      1999     1998
                                ----      ----       ----   ----      ----    ----      ----     ----
                                      b   ($ in millions)                      (MM gallons)

Gasoline                        $2,172   $1,566   $5,306   $4,882    3,231    3,378    9,718    9,898
Jet fuel                           297      186      726      600      520      463    1,591    1,347
Diesel/#2 fuel                     637      449    1,649    1,473    1,136    1,142    3,738    3,512
Asphalt                            124      113      243      223      271      286      568      566
Petrochemicals and industrial
products                           217      239      649      711      448      774    1,494    1,851
Lubricants and waxes               129      111      370      336       77       57      220      172
                                 -----    -----    -----    -----     ----     ----    -----    -----

  Total refined products
  sales                          3,576    2,664    8,943    8,225    5,683    6,100   17,329   17,346
Other sales                         97       68      149      200
                                ---------------   ---------------    --------------   ---------------


  Total sales                   $3,673   $2,732   $9,092   $8,425    5,683    6,100   17,329   17,346
                                ===============   ===============    ==============   ===============



The following table summarizes PDV America's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 1999 and 1998:

                PDV America Cost of Sales and Operating Expenses

-------------------------------------------------------------------------------



                                                                   Three Months             Nine Months
                                                                       Ended                   Ended
                                                                   September 30,           September 30,
                                                                 ------------------------------------------------

                                                                 1999       1998      1999(1)      1998
                                                                 ------------ ----------------------- -----------
                                                                              ($ in millions)
Crude oil                                                        $1,077       $676      $2,556      $1,983
Refined products                                                  1,833      1,261       4,542       3,973
Intermediate feedstocks                                             340        217         682         714
Refining and manufacturing costs                                    242        234         735         711
Other operating costs, expenses and inventory changes(1)             50        136         115         432

                                                                 ------------------------------------------------
     Total costs of sales and operating expenses                 $3,542     $2,524      $8,630      $7,813
                                                                 ----------------------------------------------==


------------
(1) The nine months ended September 30, 1999, includes the impact of the inventory write- down of $172 million recorded at December 31, 1998. See "Gross Margin."

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

                  Cost of sales and operating expenses. Cost of sales and operating expenses increased by $1,018 million or 40%, in the quarter ended September 30, 1999 and increased $817 million or 10% in the nine-month period ended September 30, 1999 as compared to the same period in 1998. The average cost of hydrocarbons increased by 50% in the three-month period ended September 30, 1999 as compared to the same period in 1998. In the nine-month period ended September 30, 1999, the average cost of hydrocarbons increased by 13% as compared to the same period in 1998. As a result of the invocation of the force majeure clause in its crude oil supply contracts, the Companies estimate that the cost of crude oil purchased in the three months and nine months ended September 30, 1999, increased by $11 million and $28 million, respectively, from what would have otherwise been the case. (See PDV America Cost of Sales and Operating Expenses table above.)

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

                  Gross margin. The gross margin for the three-month period ended September 30, 1999 was $131 million, or 3.6%, compared to $208 million, or 7.6%, for the same period in 1998. The gross margin for the nine-month period ended September 30, 1999 was $462 million, or 5.1%, compared to $613 million, or 7.3%, for the same period in 1998. In the three-month period ended

September 30, 1999, the revenue per gallon component increased approximately 44% while the cost per gallon component increased approximately 51%. As a result, the gross margin decreased approximately one cent on a per gallon basis in the three-month period ended September 30, 1999 compared to the same period in 1998. In the nine-month period ended September 30, 1999, the revenue per gallon component increased approximately 8% and the cost per gallon component increased approximately 11%. As a result, the gross margin decreased approximately nine-tenths of one cent on a per gallon basis in the nine-month period ended September 30, 1999 compared to the same period in 1998. (See also "Notes to the Condensed Consolidated Financial Statements," Note 7.)

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

                  Risks. The failure to correct a material Year 2000 problem could result in an interruption, or failure, of certain normal business activities or operations. Because the Companies are dependent, to a very substantial degree, upon the proper functioning of their computer systems and their interaction with third parties, including vendors and customers and their computer systems, a failure of any of these systems to be Year 2000 compliant could have a material adverse effect on the Companies. Failure of this kind could, for example, cause disruption in the supply of crude oil, cause disruption in refinery operations, cause disruption in the distribution of refined products, lead to incomplete or inaccurate accounting, recording, or processing of purchases of supplies or sales of refined products, or result in generation of erroneous results. If not remedied, potential risks include business interruption, financial loss, regulatory actions, reputational harm, and legal liability. Such failures could adversely affect the Companies' results of operations, liquidity and financial condition. Unlike other business interruption scenarios, Year 2000 implications could include multiple, simultaneous events which could result in unpredictable outcomes.

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

                  Commodity Instruments. The Companies balance their crude oil and petroleum product supply/demand and manage a portion of their price risk by entering into petroleum futures contracts, options and other over-the-counter commodity derivatives. Generally, the Companies' risk management strategies qualify as hedges. However, certain strategies do not qualify as hedges. The Companies may take commodity positions based on their views or expectations of specific commodity prices or price differentials between commodity types.


                                         Non Trading Commodity Derivatives
                                       Open Positions at September 30, 1999

                                                         Maturity          Number of       Contract      Market
Commodity                        Derivative                Date            Contracts       Value(2)       Value
---------                        ----------                ----            ---------       --------       -----
                                                                                             ($ in millions)
No Lead Gasoline(1)      Futures Purchased                 1999               225            $6.6         $6.5
                         Futures Sold                      1999               75             $2.2         $2.2

Heating Oil(1)           Futures Purchased                 1999               192            $4.9         $5.0
                         Futures Purchased                 2000               51             $1.2         $1.3
                         Futures Purchased                 2001                6             $0.1         $0.1
                         Futures Sold                      2000               325            $9.0         $8.6
                         Swaps                             1999               20             $0.4         $0.5
                         Swaps                             2000               34             $0.7         $0.8

Natural Gas(3)           Futures Purchased                 1999               33             $0.8         $0.9

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

                      Non Trading Interest Rate Derivatives
                      Open Positions at September 30, 1999

                                                                    Notional
                         Expiration            Fixed Rate          Principal
Variable Rate Index         Date                  Paid               Amount
-------------------        ------                ------        ------------
                                                               ($ in millions)

One-month LIBOR         May 2000                  6.28%             $  25
J.J. Kenny              May 2000                  4.72%                25
J.J. Kenny              February 2005             5.30%                12
J.J. Kenny              February 2005             5.27%                15
J.J. Kenny              February 2005             5.49%                15
                                                                   ------
                                                                    $  92
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

                                   PDV AMERICA, INC.

Date: January 24, 2000                       /s/ Luis Centeno
                                     ------------------------------------
                                             Luis Centeno
                                     Chairman, President, Chief Executive
                                     Officer and Chief Financial Officer



Date: January 24, 2000                       /s/Jose I. Moreno
                                   --------------------------------------
                                             Jose I. Moreno
                                               Secretary