Form 10-K
period 1999-12-31
PDV AMERICA INC
filed 2000-03-30
CIK 906422

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
 [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                 No.)

                 750 Lexington Avenue, New York, New York 10022
               (Address of principal executive office) (Zip Code)

                                 (212) 753-5340
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of each Exchange on which registered
     -------------------               -----------------------------------------
7-3/4% Senior Notes, Due 2000                New York Stock Exchange, Inc.
7-7/8% Senior Notes, Due 2003                New York Stock Exchange, Inc.


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_x_ No___

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K:
                                 Not Applicable
    Aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable

      Number of shares of Common Stock, $1.00 par value, outstanding as of
                              March 1, 2000: 1,000

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

PDV AMERICA, INC.

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 1999

TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------------

                                                                                                               Page
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.....................................................................ii


PART I

ITEMS 1. and 2.     Business and Properties.......................................................................1
ITEM 3.             Legal Proceedings............................................................................17
ITEM 4.             Submission of Matters to a Vote of Security Holders..........................................18

PART II

ITEM 5.             Market for Registrant's Common Equity and Related Stockholder Matters........................19
ITEM 6.             Selected Financial Data......................................................................19
ITEM 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations........20
ITEM 7 A.           Quantitative and Qualitative Disclosures About Market Risk...................................27
ITEM 8.             Financial Statements and Supplementary Data..................................................30
ITEM 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........30

PART III

ITEM 10.            Directors And Executive Officers Of The Registrant...........................................31
ITEM 11.            Executive Compensation.......................................................................31
ITEM 12.            Security Ownership of Certain Beneficial Owners and Management...............................31
ITEM 13.            Certain Relationships and Related Transactions...............................................31

PART IV

ITEM 14.            Exhibits, Financial Statements and Reports on Form 8-K.......................................35

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the captions "Items 1 and 2 - Business and Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to Year 2000 matters, capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Companies (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate", "estimate", "prospect" and similar expressions are used to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Companies' products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America, Inc. believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Companies, no assurances can be given that such expectations will prove to have been correct.

                                     PART I

ITEMS 1. and 2. Business and Properties


Overview

         PDV America, Inc. ("PDV America" or the "Company" and, together with its subsidiaries, the "Companies") was incorporated in 1986 in the State of Delaware and is a wholly owned subsidiary, effective April 2, 1997, of PDV Holding, Inc. ("PDV Holding"), a Delaware corporation. The Company's ultimate parent is Petroleos de Venezuela, S.A. (together with one or more of its subsidiaries, referred to herein as "PDVSA"), the national oil company of the Bolivarian Republic of Venezuela. Through its wholly owned operating subsidiaries, CITGO Petroleum Corporation ("CITGO") and PDV Midwest Refining L.L.C. ("PDVMR") (see below), PDV America refines, markets and transports petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains.

         Prior to May 1, 1997, the Company had a 50% interest in The UNO-VEN Company ("UNO-VEN"), an Illinois general partnership. As of May 1, 1997, pursuant to a Partnership Interest Retirement Agreement, certain UNO-VEN assets were transferred to PDMVR. Accordingly, the Company's consolidated financial statements reflect the equity in earnings of UNO-VEN through April 30, 1997 (Consolidated Financial Statemens of PDV America - Note 8 of Item 14a), the results of operations of PDVMR on a consolidated basis since May 1, 1997 and the financial position of PDVMR at December 31, 1998 and 1999. See "--PDV Midwest Refining, L.L.C."

         PDV America's aggregate net interest in rated crude oil refining capacity is 858 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which PDV America holds an interest and PDV America's share of such capacity as of December 31, 1999.

                          PDV America Refining Capacity

                                                                                               Net PDV
                                                                              Total Rated      America
                                                                                 Crude      Ownership In
                                                               PDV America     Refining       Refining
Location                                     Owner              Interest       Capacity       Capacity
                                   -------------------------- -------------- -------------- --------------
                                                                    %            MBPD           MBPD
Lake Charles, LA                             CITGO                 100            320            320
Corpus Christi, TX                           CITGO                 100            150            150
Paulsboro, NJ                                CITGO                 100             84             84
Savannah, GA                                 CITGO                 100             28             28
Houston, TX (1)                         LYONDELL-CITGO              41            265            109
Lemont, IL                                   PDVMR                 100            167            167
                                                                             -------------- --------------
     Total Rated Refining
     Capacity as of December 31,
     1999                                                                       1,014            858
                                                                             ============== ==============
--------------------

(1) Initial interest acquired on July 1, 1993. CITGO has a one-time option, exercisable after January 1, 2000 but not later than September 30, 2000, to increase for an additional investment, its participation interest up to a maximum of 50%. See "CITGO-Refining-LYONDELL-CITGO". See also "Factors Affecting Forward Looking Statements".

         The following table shows sales revenues and volumes of PDV America for the three years in the period ended December 31, 1999.

                     PDV America Sales Revenues and Volumes

                                          Year Ended December 31,                    Year Ended December 31,
                                      1999          1998           1997         1999          1998          1997
                                  ------------- ------------- ------------- ------------- ------------- --------------

                                              ($ in millions)                             (MM gallons)
Gasoline                              $7,691      $  6,252      $  7,754        13,115        13,241        11,953
Jet fuel                               1,129           828         1,183         2,198         1,919         2,000
Diesel/#2 fuel                         2,501         1,945         2,439         5,057         4,795         4,288
Asphalt                                  338           300           398           753           774           749
Petrochemicals and industrial
    products                           1,041           952         1,178         2,306         2,658         1,961
Lubricants and waxes                     482           441           467           285           230           239
                                  ------------- ------------- ------------- ------------- ------------- --------------
        Total refined product
          sales                      $13,182       $10,718       $13,419        23,714        23,617        21,190
Other sales                              150           242           203             -             -             -
                                  ------------- ------------- ------------- ------------- ------------- --------------
             Total sales             $13,332       $10,960       $13,622        23,714        23,617        21,190
                                  ============= ============= ============= ============= ============= ==============

         The following table shows PDV America's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 1999.

                       PDV America Refinery Production (1)

                                                                     Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                     1999(2)                 1998(2)              1997(3) (4)
                                              ----------------------- ----------------------------------------------
                                                              (MBPD, except as otherwise indicated)

Rated Refining Capacity at year end                858                     858                    853
Refinery Input
     Crude oil                                     753         84%         763       83%          675        81%
     Other feedstocks                              146         16%         159       17%          159        19%
                                              ----------- ----------- ----------- ----------- ---------- -----------
         Total                                     899        100%         922      100%          834       100%
                                              =========== =========== =========== =========== ========== ===========

Product Yield
     Light fuels
         Gasoline                                  401         44%         413       44%          381        45%
         Jet fuel                                   72          8%          69        7%           68         8%
         Diesel/#2 fuel                            173         19%         175       19%          144        17%
     Asphalt                                        42          5%          45        5%           42         5%
     Petrochemicals and industrial products        219         24%         231       25%          206        25%
                                              ----------- ----------- ----------- ----------- ---------- -----------
         Total                                     907        100%         933      100%          841       100%
                                              =========== =========== =========== =========== ========== ===========
Utilization of Rated Refining Capacity                         88%                   89%                     79%
--------------------

(1)  Includes all of CITGO refinery production, except as otherwise noted.
(2)  Includes a weighted average of 41.25% of the Houston refinery for 1999 and 1998.
(3)  Includes a weighted average of 34.44% of the Houston refinery for 1997.
(4)  For 1997, includes all of CITGO refinery production, 50% of UNO-VEN refinery production through April 30, 1997 and all of PDVMR refinery production beginning May 1, 1997 through December 31, 1997.

Competitive Nature of the Petroleum Refining Business

         The petroleum refining industry is cyclical and highly volatile, reflecting capital intensity with high fixed and low variable costs. Petroleum industry operations and profitability are influenced by a large number of factors, over some of which individual petroleum refining and marketing companies have little control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products. The U.S. petroleum refining industry has entered a period of consolidation in which a number of former competitors have combined their operations. Demand for crude oil and its products is largely driven by the health of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play significant parts. Generally, U.S. refiners compete for sales on the basis of price and brand image and, in some areas, product quality.

CITGO

         CITGO refines, markets and transports gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, refined waxes, asphalt and other refined products throughout the United States, primarily east of the Rocky Mountains. CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is principally marketed to independent paving contractors on the East Coast of the United States. Lubricants are sold, principally in the United States, to independent marketers, mass marketers and industrial customers. Petrochemical, feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

Refining

         CITGO's aggregate net interest in rated crude oil refining capacity is 691 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 1999.

                                                                              Total Rated     Net CITGO
                                                                                 Crude      Ownership In
                                                                  CITGO        Refining       Refining
Location                                     Owner              Interest       Capacity       Capacity
                                   -------------------------- -------------- -------------- --------------
                                                                   (%)          (MBPD)         (MBPD)
Lake Charles, LA                             CITGO                 100            320            320
Corpus Christi, TX                           CITGO                 100            150            150
Paulsboro, NJ                                CITGO                 100             84             84
Savannah, GA                                 CITGO                 100             28             28
Houston, TX (1)                         LYONDELL-CITGO              41            265            109
                                                                             -------------- --------------

     Total Rated Refining
     Capacity as of December 31,
     1999                                                                         847            691
                                                                             ============== ==============
--------------------

(1) Initial interest acquired on July 1, 1993. CITGO has a one-time option, exercisable after January 1, 2000 but not later than September 30, 2000, to increase for an additional investment, its participation interest up to a maximum of 50%. See "CITGO--Refining--LYONDELL-CITGO". See also "Factors Affecting Forward Looking Statements".

     The following table shows CITGO's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 1999.

                          CITGO Refinery Production (1)

                                                                     Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                     1999(2)                 1998(2)                1997(3)
                                              ----------------------- ----------------------------------------------
                                                              (MBPD, except as otherwise indicated)

Rated Refining Capacity at year end                691                     691                    693
Refinery Input
     Crude oil                                     607         82%         615       81%          548        79%
     Other feedstocks                              129         18%         144       19%          143        21%
                                              ----------- ----------- ----------- ----------- ---------- -----------
         Total                                     736        100%         759      100%          691       100%
                                              =========== =========== =========== =========== ========== ===========

Product Yield
     Light fuels
         Gasoline                                  317         43%         334       43%          309        44%
         Jet fuel                                   70          9%          66        9%           66         9%
         Diesel/#2 fuel                            136         18%         134       17%          112        16%
     Asphalt                                        42          6%          45        6%           42         6%
     Petrochemicals and industrial products        179         24%         193       25%          174        25%
                                              ----------- ----------- ----------- ----------- ---------- -----------
         Total                                     744        100%         772      100%          703       100%
                                              =========== =========== =========== =========== ========== ===========
Utilization of Rated Refining Capacity                         88%                   89%                     79%
--------------------

(1)  Includes all of CITGO refinery production, except as otherwise noted.
(2)  Includes a weighted average of 41.25% of the Houston refinery for 1999 and 1998.
(3)  Includes a weighted average of 34.44% of the Houston refinery for 1997.

         CITGO produces its light fuels and petrochemicals primarily through its Lake Charles and Corpus Christi refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries. CITGO also owns an interest in and obtains refined products from a refinery in Houston.

         Lake Charles, Louisiana Refinery. This refinery has a rated refining capacity of 320 MBPD and is capable of processing large volumes of heavy crude oil into a flexible slate of refined products, including significant quantities of high-octane unleaded gasoline and reformulated gasoline. The Lake Charles refinery has a Solomon Process Complexity Rating of 17.6 (as compared to an average of 13.6 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). The Solomon Process Complexity Rating is an industry measure of a refinery's ability to produce higher value products. A higher Solomon Process Complexity Rating indicates a greater capability to produce such products.

         The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 1999.

                        Lake Charles Refinery Production

                                                                     Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                       1999                    1998                   1997
                                              ----------------------- ----------------------------------------------
                                                              (MBPD, except as otherwise indicated)

Rated Refining Capacity at year end                320                     320                    320
Refinery Input
     Crude oil                                     298         89%         288       84%          291        88%
     Other feedstocks                               36         11%          54       16%           40        12%
                                              ----------- ----------- ----------- ---------- ----------- -----------
         Total                                     334        100%         342      100%          331       100%
                                              =========== =========== =========== ========== =========== ===========

Product Yield
     Light fuels
         Gasoline                                  171         50%         187       54%          177        52%
         Jet fuel                                   63         18%          59       17%           60        18%
         Diesel/#2 fuel                             53         16%          47       13%           45        13%
     Petrochemicals and industrial products         54         16%          55       16%           56        17%
                                              ----------- ----------- ----------- ---------- ----------- -----------
         Total                                     341        100%         348      100%          338       100%
                                              =========== =========== =========== ========== =========== ===========
Utilization of Rated Refining Capacity                         93%                   90%                     91%

         Approximately 33%, 66% and 63% of the total crude runs at the Lake Charles refinery, in the years 1999, 1998 and 1997, respectively, consisted of crude oil with an average API gravity of 24 degrees or less. Due to the complex processing required to refine such crude oil, the Lake Charles refinery's economic crude oil throughput capacity is approximately 290 MBPD, which is approximately 91% of its rated capacity of 320 MBPD. The volume of heavy crude oil available to CITGO in 1999 was less than in previous years. As a result, the crude oil slate refined in 1999 was lighter. (See "Items 1. and 2. Business and Properties--Crude Oil and Refined Product Purchases").

         The Lake Charles refinery's Gulf Coast location provides it with access to crude oil deliveries from multiple sources; imported crude oil and feedstock supplies are delivered by ship directly to the Lake Charles refinery, while domestic crude oil supplies are delivered by pipeline and barge. In addition, the refinery is connected by pipelines to the Louisiana Offshore Oil Port and to terminal facilities in the Houston area through which it can receive crude oil deliveries if the Lake Charles docks are temporarily inaccessible. For delivery of refined products, the refinery is connected through the Lake Charles Pipeline directly to the Colonial and Explorer Pipelines, which are the major refined product pipelines supplying the northeast and midwest regions of the United States, respectively. The refinery also uses adjacent terminals and docks, which provide access for ocean tankers and barges to load refined products for shipment.

         The Lake Charles refinery's main petrochemical products are propylene and benzene. Industrial products include sulphur, residual fuels and petroleum coke.

         Located adjacent to the Lake Charles refinery is a lubricants refinery operated by CITGO and owned by Cit-Con Oil Corporation ("Cit-Con"), which is owned 65% by CITGO and 35% by Conoco, Inc. ("Conoco"). Primarily because of its specific design, the Cit-Con refinery produces high quality oils and waxes, and is one of the few in the industry designed as a stand-alone lubricants refinery. Feedstocks are supplied 65% from CITGO's Lake Charles refinery and 35% from Conoco's Lake Charles refinery. Finished refined products are shared on the same pro rata basis by CITGO and Conoco.

         Corpus Christi, Texas Refinery. The Corpus Christi refinery is an efficient and highly complex facility, capable of processing high volumes of heavy crude oil into a flexible slate of refined products, with a Solomon Process Complexity Rating of 16.7 (as compared to an average 13.6 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). This refinery complex consists of the East and West Plants, located within five miles of each other.

         The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 1999.

                       Corpus Christi Refinery Production

                                                                     Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                       1999                    1998                   1997
                                              ----------------------- ---------------------- -----------------------
                                                              (MBPD, except as otherwise indicated)

Rated Refining Capacity at year end                150                     150                    150
Refinery Input
     Crude oil                                     148         70%         152       71%          115        59%
     Other feedstocks                               62         30%          61       29%           79        41%
                                              ----------- ----------- ----------- ---------- ----------- -----------
         Total                                     210        100%         213      100%          194       100%
                                              =========== =========== =========== ========== =========== ===========

Product Yield
     Light fuels

         Gasoline                                   96         46%          97       46%           93        48%
         Diesel/#2 fuel                             55         27%          58       27%           45        23%
     Petrochemicals and industrial products         56         27%          57       27%           56        29%
                                              ----------- ----------- ----------- ---------- ----------- -----------
         Total                                     207        100%         212      100%          194       100%
                                              =========== =========== =========== ========== =========== ===========
Utilization of Rated Refining Capacity                         99%                  101%                     77%

         Corpus Christi crude runs during 1999 and 1998 consisted of 81% and 100%, respectively, heavy sour Venezuelan crude. The average API gravity of the composite crude slate run at the Corpus Christi refinery is approximately 24 degrees. Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi. The relatively low utilization of rated refining capacity in 1997 is a result of a major turnaround in that year.

         CITGO operates the West Plant under a sublease agreement (the "Sublease") from Union Pacific Corporation ("Union Pacific"). The basic term of the Sublease ends on January 1, 2004, but CITGO may renew the Sublease for successive renewal terms through January 31, 2011. CITGO has the right to purchase the West Plant from Union Pacific at the end of the basic term, the end of any renewal term, or on January 31, 2011 at a nominal price.

         The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, methyl tertiary butyl ether ("MTBE") and aromatics (including benzene, toluene and xylene). The Company produces a significant quantity of cumene, an important petrochemical product used in the engineered plastics industry.

         LYONDELL-CITGO Refining LP. Subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell") are partners in LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), which owns and operates a sophisticated 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. At December 31, 1999, CITGO's investment in LYONDELL-CITGO was $560 million. In addition, at December 31, 1999, CITGO held notes receivable from LYONDELL-CITGO of $28 million. (See Consolidated Financial Statements of PDV America -- Note 3 in Item 14a). A substantial amount of the crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at this refinery under a long-term contract. (See Consolidated Financial Statements of PDV America -- Notes 2 and 3 in Item 14a).

Crude Oil and Refined Product Purchases

         CITGO owns no crude oil reserves or production facilities and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its branded marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including LYONDELL-CITGO, PDV Midwest Refining, L.L.C. ("PDVMR"), Chalmette Refining, L.L.C. ("Chalmette") and Hovensa, L.L.C. ("HOVENSA"). (See "Item 13 -- Certain Relationships and Related Transactions").

         Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years in the period ended December 31, 1999:

                            CITGO Crude Oil Purchases

                   Lake Charles, LA         Corpus Christi, TX          Paulsboro, NJ             Savannah, GA
                ------------------------  ------------------------ ------------------------  ------------------------
                 1999    1998     1997     1999    1998    1997     1999     1998    1997     1999    1998    1997
                ------- -------- -------  ------- ------- -------- -------- ------- -------  ------- ----------------
                        (MBPD)                    (MBPD)                   (MBPD)                    (MBPD)

Suppliers
PDVSA              104     134      130      118     153     117       42       52      49       19      17      14
PEMEX               54      51       61       14       -       -        -        -       -        -       -       -
Occidental           -      20       40        -       -       -        -        -       -        -       -       -
Other sources      142      88       57       15       -       -        -        -       -        -       -       -
                ------- -------- -------  ------- ------- -------- -------- ------- -------  ------- ----------------
     Total         300     293      288      147     153     117       42       52      49       19      17      14
                ======= ======== =======  ======= ======= ======== ======== ======= =======  ======= ======== =======

         CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 1999.

                   CITGO Crude Oil Supply Contracts with PDVSA

                                                                     Volumes of
                                                                 Crude Oil Purchased
                                      Contract Crude             For the Year Ended          Contract
                                        Oil Volume                  December 31,            Expiration
                                ---------------------------  ----------------------------
                                  Base    Incremental (1)      1999      1998     1997         Date
                                --------- -----------------  --------- --------- --------  -------------
                                          (MBPD)                       (MBPD)                 (year)
         Location

         Lake Charles, LA (2)       120           50           101(3)      121       115        2006
         Corpus Christi, TX (2)     130            -           108(3)      128       125        2012
         Paulsboro, NJ (2)           30            -            22(3)       35        35        2010
         Savannah, GA (2)            12            -            11(3)       12        12        2013
         Houston, TX (4)            200            -           173         223       216        2017
         --------------------

         (1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.

         (2) Volumes purchased as shown on this table do not equal purchases from PDVSA (shown in the previous table) as a result of transfers between refineries of contract crude purchases included here and spot purchases which are included in the previous table.

         (3) The crude supply contracts include force majeure clauses that have been exercised. Exercise of these clauses requires that the Company locate alternative sources of supply for its crude oil requirements, which has resulted in higher crude oil costs.

         (4) CITGO acquired a participation interest in LYONDELL-CITGO, the owner of the Houston refinery, on July 1, 1993. In connection with such transaction, LYONDELL-CITGO entered into a long-term crude oil supply agreement with PDVSA that provided for delivery volumes of 135 MBPD until the completion of a refinery enhancement project at which time the delivery volumes increased to a range that extends from 200 MBPD to 230 MBPD.

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

         These crude supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. As of December 31, 1999, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, the Company has been required to use alternative sources of crude oil. As a result, CITGO estimates that crude oil costs for the year ended December 31, 1999 were higher by $55 million from what would have otherwise been the case. It is not possible to forecast the future financial impacts of these reductions in crude oil deliveries on CITGO's costs because the correlation between crude oil and refined product prices is not constant over time. Additionally, because of among other things, changes in crude oil economics, the duration of force majeure cannot be forecasted.

         These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the second half of 1999, PDVSA did not deliver naphtha pursuant to one of the contracts and made contractually specified deemed margin payments in lieu thereof. The financial effect was an increase in costs by $4 million from what would have otherwise been the case.

         Prior to 1995, certain costs were used in the CITGO supply agreement formulas, aggregating approximately $70 million per year, which were to cease being deductible after 1996. Commencing in the third quarter of 1995, a portion of such deductions was deferred from 1995 and 1996 to the years 1997 through 1999. The effect of the adjustments to the original modifications was to reduce the cost of crude oil purchased from PDVSA by approximately $21 million in 1999, $25 million in 1998 and $25 million in 1997, as compared to the original modification and without giving effect to any other factors that may affect the amount payable for crude oil under these agreements.

         Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A., a wholly-owned subsidiary of PDVSA. In 1999, 91% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by this PDVSA subsidiary.

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

         Refined Product Purchases. CITGO is required to purchase refined products to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet demand of CITGO's marketing network. During 1999, CITGO's shortage in gasoline production approximated 344 MBPD. However, due to logistical needs, timing differences and product grade imbalances, CITGO purchased approximately 691 MBPD of gasoline and sold into the spot market, or to refined product traders or other refineries approximately 245 MBPD of gasoline. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 1999.

                         CITGO Refined Product Purchases

                                           Year Ended December 31,

                               -------------------------------------------------
                                   1999              1998              1997
                               --------------    -------------     -------------
                                                    (MBPD)

   Light Fuels
        Gasoline                     691               581               518
        Jet fuel                      77                69                74
        Diesel/#2 fuel               279               208               190
                               --------------    -------------     -------------
            Total                  1,047               858               782
                               ==============    =============     =============

         As of December 31, 1999, CITGO purchased substantially all of the gasoline, diesel and jet fuel produced at the LYONDELL-CITGO refinery under a long-term contract which extends through the year 2017. LYONDELL-CITGO was a major supplier in 1999 providing CITGO with 117 MBPD of gasoline, 68 MBPD of diesel/#2 fuel and 18 MBPD of jet fuel. See "--Refining--LYONDELL-CITGO".

         As of May 1, 1997, CITGO began purchasing, under a contract with a sixty-month term, substantially all of the refined products produced at the PDVMR refinery. During 1999, the PDVMR refinery, located in Lemont, Illinois, provided CITGO with 84 MBPD of gasoline, 38 MBPD of diesel/#2 fuel and 2 MBPD of jet fuel.

         An affiliate of PDVSA acquired a 50% equity interest in a refinery in Chalmette, Louisiana in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 2000. CITGO acquired approximately 66 MBPD of refined products from the refinery during 1999, approximately one-half of which was gasoline.

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA (a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands) and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement. Pursuant to the above arrangement, CITGO acquired approximately 118 MBPD of refined products from the refinery during 1999, approximately one-half of which was gasoline.

Marketing

         CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, lubricants and waxes. The following table shows revenue and volumes of each of these product categories for the three years in the period ended December 31, 1999.

                CITGO Refined Product Sales Revenues and Volumes

                                                   Year Ended December 31,            Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                 1999        1998        1997       1999        1998        1997
                                              ----------- ----------- ----------- ---------- ----------- -----------
                                                       ($ in millions)                      (MM gallons)

Light fuels
     Gasoline                                  $  7,691    $  6,252    $  7,754     13,115      13,241      11,953
     Jet fuel                                     1,129         828       1,183      2,198       1,919       2,000
     Diesel / #2 fuel                             2,501       1,945       2,439      5,057       4,795       4,288
Asphalt                                             338         300         398        753         774         749
Petrochemicals and industrial products            1,024         937       1,172      2,063       2,440       1,940
Lubricants and waxes                                482         441         467        285         230         239
                                              ----------- ----------- ----------- ---------- ----------- -----------
         Total                                  $13,165     $10,703     $13,413     23,471      23,399      21,169
                                              =========== =========== =========== ========== =========== ===========

         Light Fuels. Gasoline sales accounted for 58% of CITGO's refined product sales in the years 1999, 1998 and 1997. CITGO markets CITGO branded gasoline through approximately 13,500 independently owned and operated CITGO branded retail outlets (including 11,471 branded retail outlets owned and operated by approximately 816 independent marketers and 2,027 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 45%, 48% and 47% of the volume of CITGO branded gasoline sold in 1999, 1998 and 1997, respectively. See "--Crude Oil and Refined Product Purchases -- Refined Product Purchases".

         CITGO's strategy is to enhance the value of the CITGO brand to obtain premium pricing for its products by appealing to consumer preference for quality petroleum products and services. This is accomplished through a commitment to quality, dependability and customer service to its independent marketers, which constitute CITGO's primary distribution channel.

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

         CITGO markets jet fuel directly to airline customers at 27 airports, including such major hub cities as Atlanta, Chicago, Dallas/Fort Worth, New York and Miami.

         CITGO's delivery of light fuels to its customers is accomplished in part through 50 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 38 are wholly-owned by CITGO and 12 are jointly owned. Fourteen of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO operates and delivers refined products from seven terminals owned by PDVMR in the Midwest. Refined product terminals owned or operated by CITGO provide a total storage capacity of approximately 22 million barrels. Also, CITGO has active exchange relationships with over 300 other refined product terminals, providing flexibility and timely response capability to meet distribution needs.

         Petrochemicals and Industrial Products. CITGO sells petrochemicals in bulk to a variety of U.S. manufacturers as raw material for finished goods. The majority of CITGO's cumene production is sold to Mount Vernon Phenol Plant Partnership ("MVPPP"), a joint venture phenol production plant in which CITGO is a limited partner. The phenol plant produces phenol and acetone for sale primarily to the principal partner in the phenol plant for the production of plastics. Sulphur is sold to the U.S. and international fertilizer industries; cycle oils are sold for feedstock processing and blending; natural gas liquids are sold to the U.S. fuel and petrochemical industry; petroleum coke is sold primarily in international markets, through a joint venture, for use as kiln and boiler fuel; and residual fuel blendstocks are sold to a variety of fuel oil blenders.

         Asphalt. CITGO markets asphalt through 15 terminals located along the East Coast, from Savannah, Georgia to Albany, New York. Asphalt is sold primarily to independent contractors for use in the construction and resurfacing of roadways. Demand for asphalt in the Northeastern U.S. peaks in the summer months.

         Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants. Other major lubricant products include 2-cycle engine oil and automatic transmission fluid.

Pipeline Operations

         CITGO owns and operates 142 miles of crude oil pipeline systems and approximately 1,021 miles of products pipeline systems. CITGO also has equity interests in two crude oil pipeline companies with a total of approximately 1,929 miles of pipeline plus equity interests in five refined product pipeline companies with a total of approximately 8,437 miles of pipeline. CITGO's pipeline interests provide it with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States, transporting refined products from the Gulf Coast to the mid-Atlantic and eastern seaboard states.

Employees

         CITGO and its subsidiaries have a total of approximately 4,200 employees, approximately 1,700 of who are covered by 15 union contracts. Approximately 1,600 of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant plant and various refined product terminals.

PDV Midwest Refining, L.L.C.

Refining

         PDVMR produces light fuels, petrochemicals and industrial products at its refinery in Lemont, Illinois. The refinery has a crude distillation capacity of 167 MBPD and has a Solomon Process Complexity Rating of 11.6 (as compared to an average of 13.6 for U.S. refineries in the most recently available Solomon Associates, Inc., survey).

         The following table shows refining capacity, refinery input and product yield at the Lemont refinery for the three years in the period ended December 31, 1999.

                           Lemont Refinery Production

                                                                   Year Ended December 31,
                                         ----------------------------------------------------------------------------
                                                  1999                      1998                      1997
                                         ------------------------  ------------------------  ------------------------
                                                            (MBPD, except as otherwise indicated)

Rated Refining Capacity at year end           167                       167                       160

Refinery Input
    Crude oil                                 146           90%         148           91%         151          89%
    Other feedstocks                           17           10%          15            9%          17          11%
                                         ------------ -----------  ------------ -----------  ----------- ------------
       Total                                  163          100%         163          100%         168         100%
                                         ============ ===========  ============ ===========  =========== ============

Product Yield
    Light fuels                                84           51%          79           49%          87          52%
    Gasoline                                    2            1%           3            2%           3           2%
    Jet fuel                                   37           23%          41           25%          39          24%
    Diesel/#2 fuel                             40           25%          38           24%          37          22%
                                         ------------ -----------  ------------ -----------  ----------- ------------
    Industrial Products & Petrochemicals      163          100%         161          100%         166         100%
                                         ============ ===========  ============ ===========  =========== ============
       Total

Utilization of Rated Refining Capacity                       87%                       89%                       94%

         The average API gravity of the composite crude slate run at the Lemont refinery is approximately 27 degrees. Crude oil is supplied to the refinery by pipeline.

         Petrochemical products at the Lemont refinery include benzene, toluene and xylene, plus a range of ten different aliphatic solvents.

         PDVMR owns a 25% interest in a partnership which operates a needle coker production facility adjacent to the Lemont refinery (the "Needle Coker"). The remaining 75% interest is held by various subsidiaries of Union Oil Company of California.

Crude Oil Purchases

         PDVMR owns no crude oil reserves or production facilities and, therefore, relies on purchases of crude oil for its refining operations. A portion of the crude oil refined at the Lemont refinery is supplied by PDVSA under a crude oil supply agreement, effective as of April 23, 1997, that expires in the year 2002 and thereafter is renewable annually. The contract calls for delivery of a guaranteed volume of up to 100 MBPD; however, PDVMR is not required to purchase a set minimum. In 1999, the crude oil processed at the Lemont refinery was 21 percent Venezuelan, 62 percent Canadian and 17 percent from other sources.

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

Refinery Operating Agreement with CITGO

         CITGO operates the Lemont refinery in accordance with a Refinery Operating Agreement (the "Refinery Operating Agreement") between CITGO and PDVMR. The Refinery Operating Agreement sets out the duties, obligations and responsibilities of the operator and the Company with respect to the operation of the refinery. CITGO provides all administrative functions to the Company, including cash management, legal and accounting services. The term of the agreement is 60 months, commencing May 1, 1997, and shall be automatically renewed for periods of 12 months (subject to early termination as provided in the Refinery Operating Agreement). (See "Item 13--Certain Relationships and Related Transactions".)

Environment and Safety

         Environment - General

         Beginning in 1994, the U.S. refining industry was required to comply with stringent product specifications under the 1990 Clean Air Act ("CAA") Amendments for reformulated gasoline and low sulphur diesel fuel which necessitated additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. In addition, numerous other factors affect the Companies' plans with respect to environmental compliance and related expenditures. See "Factors Affecting Forward Looking Statements".

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

         Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, the Companies' management believes that its current accruals are sufficient to address the Companies' environmental clean-up obligations. Conditions which require additional expenditures may exist for various of the Companies' sites including, but not limited to, the Companies' operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

         Environment -- CITGO

         In 1992, CITGO reached an agreement with a state agency to cease usage of certain surface impoundments at CITGO's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to a state agency revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the state agency. A ruling on the proposal, as amended, is expected in 2000 with final closure to begin in 2002.

         In 1992, an agreement was reached between CITGO and its former owner concerning a number of environmental issues. The agreement consisted, in part, of payments to CITGO totaling $46 million. The former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

         The Texas Natural Resources Conservation Commission ("TNRCC") conducted an environmental compliance review at the Corpus Christi refinery in the first and second quarters of 1998. In January 1999, the TNRCC issued to CITGO a Notice of Violation ("NOV") arising from this review and in October 1999 proposed fines of approximately $1.6 million related to the NOV. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. TNRCC issued to CITGO another NOV in December 1999 based on its 1999 audit which cites items similar to those cited earlier and the agency has tentatively suggested that the two audits should be combined for resolution. CITGO intends to vigorously protest the alleged violations and proposed fines.

         In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency, ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it intends to conduct a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter.

         In October 1999, the EPA issued a NOV to CITGO for violations of federal regulations regarding reformulated gasoline found during a May 1998 inspection at CITGO's Braintree, Massachusetts terminal and recommended a penalty of $218,500. CITGO intends to vigorously contest the alleged violations and proposed fines.

         Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, CITGO management believes that its accruals are sufficient to address its environmental obligations. Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service station sites and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

         Increasingly stringent regulatory provisions periodically require additional capital expenditures. During 1999, CITGO spent approximately $81 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $350 million for environmental and regulatory capital projects over the five-year period 2000-2004. These estimates may vary due to a variety of factors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". See also "Factors Affecting Forward Looking Statements".

         Environment -- PDVMR

         In accordance with the Partnership Interest Retirement Agreement, the Company, VPHI Midwest, Inc., a subsidiary of the Company, and PDVMR assumed joint and several liability for all environmental matters relating to past operations of UNO-VEN.

         In November 1999, the Attorney General's Officer of Illinois filed a complaint in the 12th Judicial Circuit Court, Will County, Illinois against PDV Midwest Refining and CITGO Petroleum Corporation alleging damages from several releases to the air of contaminants from the Lemont, Illinois refinery. The initial complaint addressed alleged violations and potential compliance actions. The Attorney General's office later made a demand for penalties of approximately $150,000. While CITGO and PDVMR disagree with the Attorney General's alleged violations and proposed penalty demand, they are cooperating with the agency and anticipate reaching an agreement with the agency to resolve this lawsuit by late 2000.

         Safety

         Due to the nature of petroleum refining and distribution, CITGO and PDVMR are subject to stringent occupational health and safety laws and regulations. CITGO and PDVMR maintain comprehensive safety, training and maintenance programs. PDV America believes that it is in substantial compliance with occupational health and safety laws.

ITEM 3.  Legal Proceedings

         Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. The Companies record accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts greater than the accruals of the Companies, then such determinations could have a material adverse effect on the results of operations of the Companies in a given reporting period. However, in management's opinion, the ultimate resolution of these lawsuits and claims will not exceed, by a material amount, the amount of the accruals and the insurance coverage available to the Companies. This opinion is based upon management's and counsel's current assessment of these lawsuits and claims. The most significant lawsuits and claims are discussed below.

         Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. The first trial in this case, which involved two plaintiffs, began in October 1999 and resulted in verdicts for CITGO. The Court granted CITGO's motion for summary judgment with respect to another group of claims; an appeal of this ruling is expected. Trials of the remaining cases are currently stayed.

         The case brought in the United States District Court for the Northern District of Illinois by the Oil Chemical & Atomic Workers, Local 7-517 against UNO-VEN, CITGO, PDVSA, PDV America, and Union Oil Company of California pursuant to Section 301 of the Labor Management Relations Act ("LMRA") resulted in the court's ruling in favor of all defendants on Motions for Summary Judgment in June, 1998; this ruling was affirmed on appeal and the case is now terminated.

         In the case of Francois Oil Company, Inc. versus Stop-N'-Go of Madison, Inc., et al. filed in federal district court in Wisconsin, Stop-N'-Go, a former UNO-VEN marketer, sued UNO-VEN for $1 million, alleging that UNO-VEN had fraudulently induced it to breach a supply contract with Francois Oil. UNO-VEN's motion for summary judgment was granted in September, 1998; this ruling was affirmed on appeal, terminating this case.

         Four former UNO-VEN marketers have filed a class action complaint against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing

Practices Act in connection with PDVMR's 1997 acquisition of Unocal's interest in UNO-VEN. The lawsuit is pending in U.S. District Court in Wisconsin and is in the discovery phase.

         PDVMR and the Company, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including the preceding two matters.

         In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damages related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial of one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

         A class action lawsuit is pending in Corpus Christi, Texas, state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. CITGO has contracted to purchase all of the 275 properties included in the lawsuit which are in an area adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. Related to this purchase, $15.7 million was expensed in 1997. The trial judge recently ruled, over CITGO's objections, that a settlement agreement CITGO entered into in September 1997 and subsequently withdrew from, which provided for settlement of the remaining property damage claims for $5 million, is enforceable, CITGO believes this ruling is erroneous and will appeal. The trial against CITGO of these remaining claims will be postponed indefinitely. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996, one of which is scheduled for trial in 2000. A trial date for the other case has not been set.

         CITGO is among defendants to lawsuits in California, North Carolina and New York alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, and the New York case, filed in January 2000, are putative class actions on behalf of owners of water wells and other drinking water supplies in the states. All of these actions allege that MTBE poses public heath risks. These matters are in early stages of discovery. CITGO has denied all of the allegations and is pursuing its defenses.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is not publicly traded. All of the Company's common stock is held by PDV Holding, Inc., a Delaware corporation whose ultimate parent is PDVSA. In 1999, PDV America declared and paid dividends of $22 million to PDV Holding, Inc.

ITEM 6.  Selected Financial Data

         The following table sets forth certain selected historical consolidated financial and operating data of PDV America as of the end of and for each of the five years in the period ended December 31, 1999. The following table should be read in conjunction with the consolidated financial statements of PDV America as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, included in "Item 8. Financial Statements and Supplementary Data".

                                                                       Year Ended December 31,
                                                  -------------------------------------------------------------------
                                                     1999          1998          1997          1996        1995(1)
                                                  -----------   -----------   -----------   -----------   -----------
                                                                           ($ in millions)
Income Statement Data
     Sales                                         $13,332       $10,960       $13,622       $12,952       $10,522
     Equity in earnings (losses) of affiliates          22            82            69            45            48
     Net revenues                                   13,410        11,107        13,754        13,071        10,647
     Income before extraordinary gain                  142           231           228           138           143
     Extraordinary gain(2)                               -             -             -             -             3
     Net income                                        142           231           228           138           146
     Other comprehensive income (loss)                  (3)            -             -             -             -
     Comprehensive income                              139           231           228           138           146
Ratio of Earnings to Fixed Charges (3)                2.52x         3.06x         2.58x         1.91x         2.02x
Balance Sheet Data
     Total assets                                   $7,746        $7,075        $7,244        $6,938       $ 6,220
     Long-term debt (excluding current portion)(4)   2,096         2,174         2,164         2,595         2,297
     Total debt (5)                                  2,442         2,273         2,526         2,755         2,428
     Shareholder's equity                            2,718         2,601         2,589         2,111         1,973

--------------------

(1) Includes operations of Cato Oil & Grease Company since May 1, 1995.

(2) Represents extraordinary gain or (charges) for the early extinguishment of debt (net of related income tax provision of $2 million) in 1995.

(3) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting changes plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest.

(4) Includes long-term debt to third parties, note payable to affiliate and capital lease obligations.

(5) Includes short-term bank loans, current portion of capital lease obligations and long-term debt, long-term debt and capital lease obligations.

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

         In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on PDV America's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Companies' earnings and cash flows. CITGO purchases a significant amount of its crude oil requirements from PDVSA under long-term supply agreements (expiring in the years 2006 through 2013). This supply represented approximately 48% of the crude oil processed in refineries operated by CITGO in the year ended December 31, 1999. The crude supply contracts include force majeure clauses that have been exercised. The exercise of these clauses requires that the Company use alternative sources of supply for its crude oil requirements, and such action resulted in higher crude oil costs. (See Items 1. And 2. Business and Properties -- Crude Oil and Refined Product Purchases). CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. PDV America's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. As a result of the factors described above, the earnings and cash flows of PDV America may experience substantial fluctuations. Inflation was not a significant factor in the operations of PDV America during the three years ended December 31, 1999.

         CITGO's revenues accounted for approximately 99% of PDV America's consolidated revenues in 1999, 1998 and 1997. PDVMR's sales of $1,205 million for the period ended December 31, 1999 were primarily to CITGO and, accordingly, these were eliminated in consolidation.

         The following table summarizes the sources of PDV America's sales revenues and volumes.

                      PDV America Sales Revenue and Volumes

                                               Year Ended December 31,                Year Ended December 31,
                                         -------------------------------------  -------------------------------------
                                            1999         1998         1997         1999         1998         1997
                                         -----------  -----------  -----------  -----------   ----------   ----------
                                                   ($ in millions)                          (MM gallons)

Gasoline                                  $  7,691     $  6,252     $  7,754       13,115        13,241       11,953
Jet fuel                                     1,129          828        1,183        2,198         1,919        2,000
Diesel / #2 fuel                             2,501        1,945        2,439        5,057         4,795        4,288
Asphalt                                        338          300          398          753           774          749
Petrochemicals and industrial products       1,041          952        1,178        2,306         2,658        1,961
Lubricants and waxes                           482          441          467          285           230          239
                                         -----------  -----------  -----------  -----------   ----------   ----------
         Total refined product sales       $13,182      $10,718      $13,419       23,714        23,617       21,190
Other sales                                    150          242          203            -             -            -
                                         -----------  -----------  -----------  -----------   ----------   ----------
         Total sales                       $13,332      $10,960      $13,622       23,714        23,617       21,190
                                         ===========  ===========  ===========  ===========   ==========   ==========

         The following table summarizes PDV America's cost of sales and operating expenses.

                PDV America Cost of Sales and Operating Expenses

                                                                           Year Ended December 31,
                                                                   ----------------------------------------
                                                                      1999          1998          1997
                                                                   ------------  ------------  ------------
                                                                               ($ in millions)
Crude oil                                                           $   3,804     $   2,571     $   3,552
Refined products                                                        6,640         5,102         6,739
Intermediate feedstocks                                                   990           900         1,240
Refining and manufacturing costs                                          999           949           940
Other operating costs and expenses and inventory changes                  374           784           527
                                                                   ------------  ------------  ------------
     Total cost of sales and operating expenses                      $ 12,807      $ 10,306      $ 12,998
                                                                   ============  ============  ============

Results of Operations -- 1999 Compared to 1998

         Sales revenues and volumes. Sales increased $2,372 million, representing a 22% increase from 1998 to 1999. This was due to an increase in average sales price of 22% while sales volume remained flat. (See PDV America Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates decreased by approximately $60 million, or 73% from $82 million in 1998 to $22 million in 1999. The decrease was primarily due to the change in the earnings of LYONDELL-CITGO, CITGO's share of which decreased $58 million, from $59 million in 1998 to $1 million in 1999. The decrease in LYONDELL-CITGO earnings was due primarily to reduced processing of extra heavy crude oil as a result of lower allocations and deliveries and a less favorable mix of extra heavy Venezuelan crude oil by PDVSA, partially offset by increased processing of spot crude; costs and lower operating rates related to outages of a coker unit and a fluid catalytic cracker unit; and a charge related to LYONDELL-CITGO's renegotiated labor agreement.

         Other income (expense). Other expense was $27 million for the year ended December 31, 1999 as compared to $9 million for the same period in 1998. The difference was primarily due to: (1) a $3 million gain on the sale of Petro-Chemical Transport in 1998, (2) in September 1999, CITGO's interest in the Texas New Mexico Pipeline was sold for a loss of $(2) million, and (3) a $7 million loss related to the sale of various PDVMR properties.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2,501 million, or 24%, from 1999 to 1998. (See PDV America Cost of Sales and Operating Expenses table above.)

         The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 52% and 50% of cost of sales for the years 1999 and 1998, respectively. These refined product purchases included purchases from LYONDELL-CITGO, Chalmette and HOVENSA. The Companies estimate that margins on purchased products, on average, are lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from the Companies produced products and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, the Companies do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of the Companies which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

         As a result of the invocation of the force majeure clause in its crude oil supply contracts, the Companies estimate that the cost of crude oil purchased in 1999 increased by $55 million from what would have otherwise been the case.

         Gross margin. The gross margin for 1999 was $525 million, or 3.9%, compared to $655 million, or 6.0%, for 1998. In 1999, the revenue per gallon component increased approximately 22% while the cost per gallon component increased approximately 23%. As a result, the gross margin decreased approximately one-tenth of a cent on a per gallon basis in 1999 compared to 1998.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $21 million, or 8% in 1999, as a result of the Companies' efforts to reduce such expenses and the reduction in employee incentive compensation.

         Income taxes. PDV America's provision for income taxes in 1999 was $58 million, representing an effective tax rate of 29%. In 1998, PDV America's provision for income taxes was $131 million, representing an effective tax rate of 36%. The effective tax rate for the current year is unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last Internal Revenue Service audit. During the years under audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns pending final determination by the Internal Revenue Service. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.

Results of Operations -- 1998 Compared to 1997

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

         The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 50% and 52% of the cost of sales for the years 1998 and 1997, respectively. These refined product purchases included purchases from LYONDELL-CITGO, Chalmette and HOVENSA. The Companies estimate that margins on purchased products, on average, are lower than margins on products due to the fact that the Companies can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from the Companies' produced products and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. The Companies anticipate their purchased product requirements will increase, in volume and as a percentage of refined products sold, in order to meet marketing demands, although in the near term, other than normal refinery turnaround maintenance, the Companies do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of the Companies which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

         Gross margin. The gross margin for 1998 was $655 million compared to $625 million for 1997. Gross margins in 1998 were positively affected by a 12% increase in sales volume partially offset by an erosion of gross margin on a per gallon basis which included a lower of cost or market adjustment of $172 million.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $47 million, or 22% in 1998. The increase was due primarily to salary and related burden allocations as well as increases in advertising expense and depreciation.

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

Liquidity and Capital Resources

         For the year ended December 31, 1999, PDV America's net cash provided by operating activities totaled approximately $225 million, primarily reflecting $142 million of net income, $277 million of depreciation and amortization and the net effect of other items of $(194) million. The more significant changes in other items included the increase in accounts receivable, including receivables from affiliates, of approximately $457 million, the increase in inventories of approximately $263 million, the increase in accounts payable and other current liabilities, including payables to affiliates, of approximately $406 million and the increase of other assets of approximately $66 million.

         Net cash used in investing activities in 1999 totaled $287 million consisting primarily of capital expenditures of $248 million, loans to LYONDELL-CITGO of $25 million and loan to PDVSA Finance of $38 million.

         During the same period, consolidated net cash provided by financing activities totaled approximately $141 million comprised primarily of $252 million of proceeds from revolving bank loans, offset by net repayments of other debt of $89 million and a $22 million dividend paid to PDV Holding, Inc.

         The Companies currently estimate that their capital expenditures for the years 2000 through 2004 will total approximately $2 billion. These include:

       PDV America Estimated Capital Expenditures - 2000 through 2004 (1)

       Strategic                                          $   657 million
       Maintenance                                            483 million
       Regulatory / Environmental                             712 million
                                                         -----------------
                Total                                      $1,852 million
                                                         =================
       --------------------
       (1) These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements".

         PDV America's notes receivable from PDVSA are unsecured and are comprised of $250 million of 7.75% notes maturing on August 1, 2000 and $500 million of 7.995% notes maturing on August 1, 2003.

         The notes receivables from affiliate (PDVSA Finance Ltd., a wholly owned subsidiary of PDVSA), are unsecured and are comprised of two $130 million 8.558% notes maturing on November 10, 2013 and a $38 million 10.395% note maturing on May 15, 2014.

         As of December 31, 1999, PDV America and its subsidiaries had an aggregate of $2,340 million of indebtedness outstanding that matures on various dates through the year 2029. As of December 31, 1999, the Companies' contractual commitments to make principal payments on this indebtedness were $330 million, $72 million and $111 million for 2000, 2001 and 2002, respectively.

         PDV America's $750 million senior notes issued in 1993 are comprised of
(i) $250 million of 7.75% Senior Notes due August 1, 2000 and (ii) $500 million 7.875% Senior Notes due August 1, 2003 (collectively, the "Senior Notes"). Interest on these notes is payable in semiannual installments. PDV America repaid on August 1, 1998 the $250 million 7.25% Senior Notes due August 1, 1998, with the proceeds received from the maturity of $250 million of Mirror Notes due from PDVSA on July 31, 1998.

         CITGO's bank credit facility consists of a $400 million, five-year, revolving bank loan and a $150 million, 364-day, revolving bank loan, both of which are unsecured and have various borrowing maturities, of which $345 million was outstanding at December 31, 1999. Cit-Con has a separate credit agreement under which $14 million was outstanding at December 31, 1999. The Company's other principal indebtedness consists of (i) $200 million in senior notes issued in 1996, (ii) $260 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (iii) $137 million in senior notes issued in 1991, (iv) $306 million in obligations related to tax exempt bonds issued by various governmental units, and (v) $178 million in obligations related to taxable bonds issued by a governmental unit. (See Consolidated Financial Statements of PDV America -- Note 1 and 10 in Item 14a.)

         PDVMR's bank credit facility consists of a $125 million revolving credit facility, committed through April 2002, of which $117 million was outstanding at December 31, 1999. Other indebtedness consists of $20 million in pollution control bonds. (See Consolidated Financial Statements of PDV America -- Note 10 in Item 14a.)

         As of December 31, 1999, capital resources available to the Companies included cash provided by operations, available borrowing capacity of $205 million under CITGO's revolving credit facility and $184 million in unused availability under uncommitted short-term borrowing facilities with various banks and $8 million in unused availability under PDVMR's revolving credit facility with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Companies believe that they have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. In addition, PDV America intends that payments received from PDVSA under the Mirror Notes will provide funds to service PDV America's Senior Notes. The Companies periodically evaluate other sources of capital in the marketplace and anticipate long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Companies' ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time. See "Factors Affecting Forward Looking Statements".

         The debt instruments of PDV America, PDVMR and CITGO impose restrictions on PDV America's, PDVMR's and CITGO's ability to incur additional debt, grant liens, make investments, sell or acquire fixed assets, make restricted payments and engage in other transactions. In addition, restrictions exist over the payment of dividends and other distributions to PDV America from CITGO. PDV America, PDVMR and CITGO were in compliance with all their respective covenants under such debt instruments at December 31, 1999.

         The Companies are members of the PDV Holding, Inc. consolidated Federal income tax return. CITGO has a tax allocation agreement with PDV America, which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities.

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

Impending Accounting Change

         The Securities and Exchange Commission ("SEC") has recently indicated that they intend to issue a summary of their views regarding accounting for planned major maintenance activities (See Consolidated Financial Statements of PDV America -- Note 1 in Item 14a). Such summary is expected, in part, to defer the issuance of guidance related to certain aspects of accounting for major maintenance activities pending completion of a project dealing with cost capitalization that will be conducted by the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants. At December 31, 1999 the Companies had capitalized approximately $107 million of such costs, all or a portion of which may be required to be written off through an immediate charge to income as a result of the SEC and/or AcSEC conclusions. Pending issuance of the SEC summary, the Companies plan to continue their policy of deferring and amortizing such costs.

Year 2000 Readiness

         The inability of computers, software and other equipment using microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 issue. Such systems may be unable to accurately process certain date-based information. To mitigate any adverse impact this may cause, the Companies have established a company wide Year 2000 Project to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. In addition, the Companies updated major elements of their information systems by implementing programs purchased from Systems, Applications and Products in Data Processing ("SAP"). The first phase of SAP implementation, which included the financial reporting and materials management modules, was brought into production on January 1, 1998. Additional SAP modules including plant maintenance work order and cost tracking were implemented throughout 1998. The light oils product scheduling, inventory and billing module and the human resources module were brought into production on June 1 and July 1, 1999, respectively. The total cost of the SAP implementation was approximately $125 million, which included software, hardware, reengineering and change management. Management has determined that SAP is an appropriate solution to the Year 2000 issue related to the systems for which SAP was implemented. Such systems comprise approximately 80 percent of CITGO's total information systems. Remaining business software systems were made Year 2000 ready through the Year 2000 Project or they were replaced.

         The Companies did not experience any significant business disruptions or malfunctions in their operating or business systems during the transition from 1999 to 2000. Based on operations since January 1, 2000, the Companies do not expect any significant impact to their ongoing business as a result of Year 2000 issues. It is possible, however, that the full impact of the date transition has not been fully recognized. For example, it is possible that date-related issues such as quarterly or year-end processing issues may occur. The Companies believe that any such problems are likely to be minor and correctable.

In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by similar date-related issues. The Companies are currently not aware of any significant Year 2000 or similar problems that have arisen for their customers and suppliers.

         Excluding SAP implementation, the Companies expended $18 million on Year 2000 readiness efforts through year-end 1999. These expenditures included identifying and remediating potential Year 2000 problems, and the associated program administration and labor costs incurred.

Item 7 A.  Quantitative and Qualitative Disclosures About Market Risk

         Introduction. The Companies have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Companies operate and finance their assets. The Companies do not attempt to manage the price risk related to all of their inventories of crude oil and refined products. As a result, at December 31, 1999, the Companies were exposed to the risk of broad market price declines with respect to a substantial portion of their crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply / demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualify as hedges, however, certain strategies that CITGO may use on commodity positions do not qualify as hedges.

                        Non Trading Commodity Derivatives
                       Open Positions at December 31, 1999

                                                     Maturity          Number of       Contract           Market
       Commodity                Derivative             Date            Contracts          Value(2)           Value
       ---------                ----------             ----            ---------          --------           -----
                                                                                              ($ in millions)
                                                                                      ---------------------------------

No Lead Gasoline(1)       Futures Purchased            2000               60          $       1.7        $     1.7
                          Futures Sold                 2000               225         $       6.1        $     6.4
                          Swaps                        2000               300         $       8.1        $     7.8

Heating Oil(1)            Futures Purchased            2000               217         $       5.7        $     6.0
                          Futures Purchased            2001                6          $       0.1        $     0.1
                          Futures Sold                 2000               450         $      12.5        $    12.8
                          Swaps                        2000               336         $       7.7        $     7.7

Crude Oil(1)              Swaps                        2000               600         $      13.4        $    14.3

Natural Gas(3)            Futures Purchased            2000                6          $       0.1        $     0.1

------------------

(1)      1,000 barrels per contract
(2)      Weighted average price
(3)      10,000 mmbtu per contract

                        Non Trading Commodity Derivatives
                       Open Positions at December 31, 1999

                                                     Maturity          Number of       Contract           Market
       Commodity                Derivative             Date            Contracts          Value(2)           Value
       ---------                ----------             ----            ---------          --------           -----
                                                                                              ($ in millions)
                                                                                      ---------------------------------

No Lead Gasoline(1)       Futures Purchased            1999               500         $       8.0        $     8.0

Heating Oil(1)            Futures Purchased            1999               371         $       7.0        $     6.0
                          Futures Sold                 1999               110         $       2.0        $     2.0

------------------

(1)      1,000 barrels per contract
(2)      Weighted average price

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At December 31, 1999, CITGO's primary exposures were to U.S. dollar, LIBOR and U.S. Treasury rates.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      Non Trading Interest Rate Derivatives
                  Open Positions at December 31, 1999 and 1998

                                                                                       National
                                                                        Fixed         Principal
                Variable Rate Index          Expiration Date          Rate Paid         Amount
                -------------------          ---------------          ---------         ------
                                                                                    ($ in millions)

             One-month LIBOR             May 2000                       6.28%       $     25
             J.J. Kenny                  May 2000                       4.72%             25
             J.J. Kenny                  February 2005                  5.30%             12
             J.J. Kenny                  February 2005                  5.27%             15
             J.J. Kenny                  February 2005                  5.49%             15
                                                                                    ---------------
                                                                                    $     92
                                                                                    ===============


         The fair value of the interest rate swap agreements in place at December 31, 1999, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1.3 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                Debt Obligations
                              At December 31, 1999

                                                                                                      Expected
        Expected                  Fixed              Average Fixed             Variable           Average Variable
       Maturities               Rate Debt            Interest Rate             Rate Debt            Interest Rate
       ----------               ---------            -------------             ---------            -------------
                             ($ in millions)                                ($ in millions)

          2000                 $   290                     7.94%              $    40                    5.72%
          2001                      40                     9.11%                   32                    6.11%
          2002                      36                     8.78%                   75                    6.22%
          2003                     560                     7.98%                  345                    6.25%
          2004                      31                     8.02                    16                    6.29%
       Thereafter                  391                     8.02%                  484                    6.41%
                               ------------           ------------            ------------           ---------
         Total                 $ 1,348                     8.04%              $   992                    6.30%
                               ============           ============            ============           =========
       Fair Value              $ 1,288                                        $   992
                               ============                                   =======


                                Debt Obligations
                              At December 31, 1998

                                                                                                      Expected
        Expected                  Fixed              Average Fixed             Variable           Average Variable
       Maturities               Rate Debt            Interest Rate             Rate Debt            Interest Rate
       ----------               ---------            -------------             ---------            -------------
                             ($ in millions)                                ($ in millions)

      1999                     $    40                     9.11%              $    44                    5.01%
      2000                         290                     7.94%                    7                    5.09%
      2001                          40                     9.11%                    7                    5.23%
      2002                          36                     8.78%                   45                    5.31%
      2003                         559                     7.98%                  165                    5.44%
      Thereafter                   422                     8.02%                  501                    6.00%
                               ------------           ------------            ------------           ---------
      Total                    $ 1,387                     8.07%              $   769                    5.77%
                               ============           ============            ============           =========
      Fair Value               $ 1,356                                        $   769
                               ============                                   =======

ITEM 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are included in Item 14a of this report. The Quarterly results of Operations are reported in Note 16 of the Notes to Consolidated Financial Statements included in Item 14a.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10.  Directors And Executive Officers Of The Registrant

         The directors and executive officers of PDV America are as follows:

Name                      Age         Position
----                      ---         --------

Luis Centeno              50          Chairman of the Board and Director,
                                      President, Chief Executive and Financial
                                      Officer

Jose I. Moreno            41          Secretary and Director

Jose Sifontes             45          Treasurer and Chief Accounting Officer

         Directors are elected to serve until their successors are duly elected and qualified. Executive officers are appointed by and serve at the discretion of the Board of Directors.

         Luis Centeno has been a director of PDV America and Chairman of the Board, President, Chief Executive and Financial Officer, since November 1999. Currently, he is the Corporate Finance Coordinator of PDVSA.

         Jose I. Moreno has been a director of PDV America and Secretary since August 1998. He has served as legal counsel to various subsidiaries of PDVSA in Venezuela and as member of the Board of Directors in subsidiaries of PVDSA located outside Venezuela, since 1991.

         Jose Sifontes has been Treasurer and Chief Accounting Officer of PDV America since November 1999. He has been the Corporate Finance Functional Manager of PDVSA since September 1999.

         PDV America's Board of Directors currently has no committees.

ITEM 11.  Executive Compensation

         For the year ended December 31, 1999, the directors and executive officers of PDV America received compensation in the aggregate of approximately $1,200,000.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

         Not applicable.

ITEM 13.  Certain Relationships and Related Transactions

         PDV America is a wholly-owned, indirect subsidiary of PDVSA. As a result, PDVSA, either directly or indirectly, nominates and selects members of the Board of Directors of PDV America and its subsidiaries. Certain members of the Board of Directors of PDV America are also directors and executive officers of PDVSA.

         CITGO has entered into several transactions with PDVSA or other affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. Under these agreements, CITGO purchased approximately $1.7 billion of crude oil, feedstocks and refined products at market related prices from PDVSA in 1999. At December 31, 1999, $178 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA. (See "Items 1. and 2. Business and Properties -- Crude Oil and Refined Product Purchases").

         LYONDELL-CITGO owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell, referred to as the owners. CITGO contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996 with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. Under this agreements, LYONDELL-CITGO purchased approximately $1 billion of crude oil, feedstocks at market related prices from PDVSA in 1999. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract. (See Consolidated Financial Statements of PDV America -- Notes 3 and 4 in Item 14a).

         CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 1999, in accordance with agreements between the owners concerning such interest. CITGO has a one-time option exercisable after January 1, 2000 but before September 30, 2000, to increase, for an additional investment, its participation interest to 50%.

         CITGO loaned $25 million and $20 million to LYONDELL-CITGO during 1999 and 1998, respectively. The notes bear interest at market rates which were approximately 6.7% at December 31, 1999 and 1998, and are due July 1, 2003. Effective December 31, 1999, CITGO converted $33 million of these notes to investments in LYONDELL-CITGO.

         LYONDELL-CITGO has a $450 million credit facility that is due on May 5, 2000. The Owners are currently reviewing financing alternatives to address this situation. However, there is no agreement on a definitive plan to replace this facility and LYONDELL-CITGO does not have the funds available to repay the facility when it becomes due. As a result of this circumstance, CITGO management conducted a review to determine if its ability to realize the carrying value of its investment in LYONDELL-CITGO has been impaired. Based upon this review, PDV America's management has determined that no such impairment has occurred.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners.

         On May 1, 1997, PDV America and Union Oil Company of California closed a transaction relating to The UNO-VEN Company. The transaction transferred certain assets and liabilities to PDVMR, a subsidiary of PDV America, in liquidation of PDV America's 50% ownership interest in UNO-VEN. The assets include a refinery in Lemont, Illinois, as well as product distribution terminals located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery (See Consolidated Financial Statements of PDV America -- Note 3 in Item 14a). A portion of the crude oil processed by PDVMR is supplied by PDVSA under a long-term crude supply contract.

         An affiliate of PDVSA acquired a 50% equity interest in Chalmette in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 2000 (See Consolidated Financial Statements of PDV America -- Note 3 in Item

14a). CITGO acquired approximately 66 MBPD of refined products from the refinery during 1999, approximately one-half of which was gasoline.

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (See Consolidated Financial Statements of PDV America -- Note 2 in Item 14a). Pursuant to the above arrangement, CITGO acquired approximately 118 MBPD of refined products from the refinery during 1999, approximately one-half of which was gasoline.

         The purchase agreements with LYONDELL-CITGO, PDVMR, Chalmette and HOVENSA incorporate various formula prices based on published market prices and other factors. Such purchases totaled $4.3 and $2.9 billion for 1999 and 1998, respectively. At December 31, 1999 and 1998, $196 and $64 million, respectively, were included in payables to affiliates as a result of these transactions.

         CITGO had refined product, feedstock, crude oil and other product sales of $190 and $164 million to affiliates, including LYONDELL-CITGO and MVPPP, in 1999 and 1998, respectively. At December 31, 1999 and 1998, $38 million and $34 million, respectively, were included in Due from affiliates as a result of these transactions.

         CITGO has guaranteed approximately $101 million of debt of certain affiliates, including $50 million related to HOVENSA and $11 million related to Nelson Industrial Steam Company. (See Consolidated Financial Statements of PDV America -- Note 13 in Item 14a.)

         PDVMR is party to a Contract for Purchase and Sale of Crude Oil dated April 23, 1997, with Maraven S.A. ("Maraven"), a corporation organized and existing, at the date of the contract, under the laws of the Bolivarian Republic of Venezuela, and CITGO. In accordance with the contract, Maraven (or its successor) is obligated to provide a base volume of up to 100,000 barrels per day of Venezuelan crude, and CITGO as operator is responsible for administering the purchase of additional volumes of crude for the refinery. The Venezuelan crude is priced in accordance with a formula based upon posted crude prices less a quality differential. Maraven (or its successor), CITGO and PDVMR can change the amount and type of crude supplied in order to capture additional economic opportunities. The term of the agreement is 60 months with renewal periods of 12 months.

         PDVMR sells certain refinery by-products and utilities to The Needle Coker Company ("Needle") and buys back hydrogen, naphtha and steam. Sales to Needle were approximately $9 million and $13 million in 1999 and 1998, respectively. Purchases from Needle were approximately $6 million and $13 million in 1999 and 1998, respectively.

         During 1995, the Company entered into a service agreement with PDVSA to provide financial and foreign agency services. Income from these services was approximately $1 million, $2 million and $1 million in 1999, 1998 and 1997, respectively.

         Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi Refinery West Plant (See Consolidated Financial Statements of PDV America -- Note 14 in Item 14a).

         The notes receivable from PDVSA are unsecured and are comprised of $250 million of 7.75% notes maturing on August 1, 2000 and $500 million of 7.995% notes maturing on August 1, 2003. Interest on these notes is payable semiannually by PDVSA to the Company on February 1 and August 1 of each year, less one business day. Interest income attributable to such notes was approximately $59 million, $70 million and $78 million for years ended December 31, 1999, 1998 and 1997, respectively, with approximately $25 million included in due from affiliates at December 31, 1999 and 1998. The notes receivable from affiliate are unsecured and are comprised of two $130 million of 8.558% notes maturing on November 10, 2013 and a $38 million 10.395% note maturing May 15, 2014. Interest on these notes is payable quarterly. Interest income attributable to such notes was approximately $24 million and $3 million at December 31, 1999 and 1998, respectively, with approximately $4 million and $3 million included in due from affiliates at December 31, 1999 and 1998, respectively. Due to the related party nature of these notes receivable, it is not practicable to estimate their fair value.

         CITGO and PDV America are parties to a tax allocation agreement that is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements and Reports on Form 8-K

a.  Certain Documents Filed as Part of this Report

    (1) Financial Statements:
                                                                            Page

Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets at December 31, 1999 and 1998                    F-2

Consolidated Statements of Income and Comprehensive Income for each of
   the years ended December 31, 1999, 1998 and 1997                          F-3

Consolidated Statements of Shareholder's Equity for each of
   the years ended December 31, 1999, 1998 and 1997                          F-4

Consolidated Statements of Cash Flows for each of
   the years ended December 31, 1999, 1998 and 1997                          F-5

Notes to Consolidated Financial Statements                                   F-7

    (2)  Exhibits:

    The Exhibit Index in part c. below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b.  Reports on Form 8-K

    None.

c.  Exhibits

Exhibit
Number                          Description
-------                         -----------

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

  *10.5 Contract for the Purchase/Sale of Boscan Crude Oil, dated as of June 2, 1994, between Tradecal, S.A. and CITGO Asphalt Refining Company

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

  *10.8 Operating Agreement, dated as of May 1, 1984, among Cit-Con Oil Corporation, CITGO Petroleum Corporation and Conoco, Inc.

  *10.9 Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining Company, Ltd. dated July 1, 1993

  *10.10 Contribution Agreement among Lyondell Petrochemical Company, LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.

--------------------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

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

-----------------------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*** Previously filed as an Exhibit to CITGO Petroleum Corporation's ("CITGO") Form 10-K (File No. 1-14380) and incorporated herein by this reference.

***10.21      Loan agreement with PDVSA Finance Ltd. consisting of a Promissory
              Note in the amount of $130,000,000, dated November 10, 1998

***10.22      Loan agreement with PDVSA Finance Ltd. consisting of a Promissory
              Note in the amount of $130,000,000, dated November 10, 1998

   10.23      Loan agreement with PDVSA Finance Ltd. consisting of a Promissory
              Note in the amount of $38,000,000, dated July 2, 1999

   12.1       Computation of Ratio of Earnings to Fixed Charges

   21.1       List of Subsidiaries of the Registrant

   27.1       Financial Data Schedule

-----------------------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*** Previously filed as an Exhibit to PDV America's Form 10-K for the fiscal year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                             PDV AMERICA, INC.

                                             By     /s/ Luis Centeno
                                               ---------------------------------
                                                        Luis Centeno
                                             President, Chief Executive and
                                               Financial Officer, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signatures                        Title                  Date
         ----------                        -----                  ----

By    /s/ Luis Centeno            President, Chief Executive      March 30, 2000
  ----------------------------      and Financial Officer,
          Luis Centeno              Director


By    /s/ Jose I. Moreno          Secretary, Director             March 30, 2000
  ----------------------------
          Jose I. Moreno

By    /s/ Jose Sifontes           Treasurer, Chief Accounting     March 30, 2000
  ----------------------------      Officer
          Jose Sifontes

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of PDV America, Inc.

We have audited the accompanying consolidated balance sheets of PDV America, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PDV America, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

New York, New York

February 11, 2000

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(Dollars in Thousands)
----------------------------------------------------------------------------------------

ASSETS                                                       1999              1998
CURRENT ASSETS:
  Cash and cash equivalents                               $   113,414       $     34,822
  Accounts receivable - net                                 1,027,352            592,315
  Due from affiliates                                          42,340             52,666
  Inventories                                               1,097,923            835,128
  Current portion of notes receivable from PDVSA              250,000                 -
  Prepaid expenses and other                                   16,949             85,571
                                                          -----------       ------------
       Total current assets                                 2,547,978          1,600,502

NOTES RECEIVABLE FROM PDVSA AND AFFILIATE                     798,000          1,010,000
PROPERTY, PLANT AND EQUIPMENT - Net                         3,417,815          3,420,053
RESTRICTED CASH                                                 3,015              9,436
INVESTMENTS IN AFFILIATES                                     758,812            807,659
OTHER ASSETS                                                  219,946            227,760
                                                          -----------       ------------
        TOTAL                                             $ 7,745,566       $  7,075,410
                                                          ===========       ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                   $    16,000       $     37,000
  Accounts payable                                            780,660            492,090
  Due to affiliates                                           281,428            158,956
  Taxes other than income                                     218,503            219,642
  Other current liabilities                                   208,394            247,966
  Income taxes payable                                          6,367              1,607
  Current portion of deferred income taxes                      9,716                  -
  Current portion of long-term debt                           314,078             47,078
  Current portion of capital lease obligation                  16,356             14,660
                                                          -----------       ------------
  Total current liabilities                                 1,851,502          1,218,999

LONG-TERM DEBT                                              2,010,223          2,071,843
CAPITAL LEASE OBLIGATION                                       85,570            101,926
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                   212,871            200,281
OTHER NONCURRENT LIABILITIES                                  230,189            230,007
DEFERRED INCOME TAXES                                         607,213            621,463
MINORITY INTEREST                                              29,710             29,559
                                                          -----------       ------------
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDER'S EQUITY:
  Common stock, $1.00 par value - authorized,
    issued and outstanding, 1,000 shares                            1                  1
  Additional capital                                        1,532,435          1,532,435
  Retained earnings                                         1,189,066          1,068,896
  Accumulated other comprehensive income                       (3,214)                 -
                                                         ------------       ------------
 Total shareholder's equity                                 2,718,288          2,601,332
                                                         ------------       ------------
TOTAL                                                    $  7,745,566       $  7,075,410
                                                         ============       ============
See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
THREE YEARS ENDED DECEMBER 31, 1999
(Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------


                                                                         1999               1998               1997
REVENUES:
  Net sales                                                          $13,135,695       $ 10,780,691        $13,394,608
Sales to affiliates                                                      196,137            179,556            227,595
                                                                     -----------       ------------        -----------

                                                                      13,331,832         10,960,247         13,622,203

Equity in earnings (losses) of affiliates                                 22,161             82,338             68,930
Interest income from PDVSA                                                83,645             73,152             77,725
Other income (expense) - net                                             (27,350)            (8,669)           (14,487)
                                                                     -----------       ------------        -----------

                                                                      13,410,288         11,107,068         13,754,371
                                                                     -----------       ------------        -----------
COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including
    purchases of $5,002,127, $3,576,056, and $4,275,607
    from affiliates)                                                  12,807,227         10,305,535         12,997,592
  Selling, general and administrative expenses                           237,144            258,366            211,423
  Interest expense:
    Capital leases                                                        12,715             14,235             15,597
    Other                                                                152,636            166,006            193,868
  Minority interest                                                          151              1,223              1,706
                                                                     -----------       ------------        -----------

                                                                      13,209,873         10,745,365         13,420,186
                                                                     -----------       ------------        -----------

INCOME BEFORE INCOME TAXES                                               200,415            361,703            334,185

INCOME TAXES                                                              58,230            130,985            106,168
                                                                     -----------       ------------        -----------

NET INCOME                                                               142,185            230,718            228,017

OTHER COMPREHENSIVE INCOME -
  Minimum pension liability adjustment, net of
    deferred tax benefit of $2,012                                        (3,214)                 -                  -
                                                                     -----------       ------------        -----------

COMPREHENSIVE INCOME                                                 $   138,971       $    230,718        $   228,017
                                                                     ===========       ============        ===========


See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
THREE YEARS ENDED DECEMBER 31, 1999
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                                                                    Other             Total
                                              Common Stock        Additional     Retained        Comprehensive    Shareholder's
                                            Shares    Amount       Capital       Earnings           Income            Equity
BALANCE, JANUARY 1, 1997                         1    $    1      $1,232,435    $  878,639       $      -         $ 2,111,075

  Capital contributions received from
    parent                                       -         -         250,000             -              -             250,000

  Net income                                     -         -               -       228,017              -             228,017
                                            ------    ------       ---------    ----------       --------         -----------

BALANCE, DECEMBER 31, 1997                       1         1       1,482,435     1,106,656              -           2,589,092

  Capital contributions received from            -         -          50,000             -              -              50,000
    parent

  Dividend distribution                          -         -               -      (268,478)             -            (268,478)

  Net income                                     -         -               -       230,718              -             230,718
                                            ------    ------       ---------    ----------       --------         -----------

BALANCE, DECEMBER 31, 1998                       1         1       1,532,435     1,068,896              -           2,601,332

  Other comprehensive income:
    Minimum pension liability adjustment         -         -               -             -         (3,214)             (3,214)

  Net income                                     -         -               -       142,185              -             142,185

  Dividend paid                                  -         -               -       (22,015)             -             (22,015)
                                            ------    ------       ---------    ----------       --------         -----------

BALANCE, DECEMBER 31, 1999                       1     $   1      $1,532,435    $1,189,066       $ (3,214)        $ 2,718,288
                                            ======     =====      ==========    ==========       ========         ===========

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1999
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------


                                                                           1999             1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $   142,185      $   230,718      $   228,017
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                           276,916          265,125          240,523
    Provision for losses on accounts receivable                              15,110           13,826           17,827
    Loss (gain) on sale of investments                                        1,616           (2,590)               -
    Deferred income taxes                                                    73,466           72,593           82,145
    Distributions in excess of equity in
     earnings of affiliates                                                  82,847           46,180           33,506
    Inventory adjustment to market                                                -          171,600                -
    Postretirement benefits                                                       -              516          (10,605)
    Other adjustments                                                        18,162             (259)           7,397
    Change in operating assets and liabilities, exclusive of
     acquisitions of businesses:
     Accounts receivable and due from affiliates                           (456,734)          85,930          325,358
     Inventories                                                           (262,795)          (6,456)         (95,107)
     Prepaid expenses and other current assets                                4,688           (9,687)           6,380
     Accounts payable and other                                             406,325         (113,088)        (320,263)
     Income taxes payable                                                     4,760           (9,867)         (15,934)
     Other assets                                                           (66,324)         (79,118)         (86,934)
     Other liabilities                                                      (15,523)          45,236           34,417
                                                                        -----------      -----------      -----------

        Net cash provided by operating activities                           224,699          710,659          446,727
                                                                        -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (248,042)        (230,195)        (264,377)
  Proceeds from sales of property, plant and equipment                       16,495           26,722           28,194
  Loan to affiliate                                                         (38,000)        (260,000)               -
  Proceeds from notes receivable from PDVSA                                       -          250,000                -
  Decrease (increase) in restricted cash                                      6,421           (2,516)           2,449
  Investments in LYONDELL-CITGO
   Refining LP                                                                    -                -          (45,635)
  Loans to LYONDELL-CITGO
   Refining LP                                                              (24,600)         (19,800)         (16,509)
  Proceeds from sale of investments                                           4,980            7,160                -
  Investments in and advances to other affiliates                            (4,212)          (3,247)          (2,442)
                                                                        -----------     ------------     ------------

        Net cash used in investing activities                              (286,958)        (231,876)        (298,320)
                                                                        -----------     ------------     ------------

                                                                                                       (Continued)

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1999
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                             1999             1998             1997
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from (repayments of) revolving bank loans                    $   252,000      $   (47,000)     $  (106,000)
 Net (repayments of) proceeds from short-term bank loans                       (21,000)          34,000          (50,000)
 Payments on term bank loan                                                          -          (58,823)         (29,412)
 Payments on private placement senior notes                                    (39,935)        (308,686)         (58,685)
 Payments on UHS business purchase liability                                    (6,427)          (7,191)               -
 (Payments on) proceeds from taxable bonds                                     (25,000)         100,000                -
 Proceeds from issuance of tax-exempt bonds                                     25,000           47,200                -
 Dividends paid to parent                                                      (22,015)        (268,478)               -
 Payments of capital lease obligations                                         (14,660)         (13,140)         (11,778)
 Repayments of other debt                                                       (7,112)          (7,111)          (5,109)
 Capital contributions received from parent                                          -           50,000          250,000
 Payment of UNO-VEN notes                                                            -                -         (135,000)
                                                                           -----------      -----------      ------------

        Net cash provided by (used in) financing activities                    140,851         (479,229)        (145,984)
                                                                           -----------      ------------     ------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                               78,592             (446)           2,423

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                              34,822           35,268           32,845
                                                                           -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   113,414      $    34,822      $    35,268
                                                                           ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the year for:
  Interest (net of amount capitalized)                                     $   160,226      $   184,376      $   212,355
                                                                           ===========      ===========      ===========

  Income taxes (net of refunds)                                            $   (16,428)     $    60,392      $    48,639
                                                                           ===========      ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING ACTIVITIES:
 Investment in LYONDELL-CITGO Refining LP
  (Note 2)                                                                 $   (32,654)     $         -      $         -
                                                                           ===========      ===========      ===========

See notes to consolidated financial statements.

                                                                                                         (Concluded)

PDV AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - PDV America, Inc. (the "Company") was incorporated on November 14, 1986 and is a wholly-owned subsidiary, effective April 21, 1997, of PDV Holding, Inc. ("PDV Holding"), a Delaware corporation (see below). The Company's ultimate parent is Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Bolivarian Republic of Venezuela.

      On April 21, 1997, Propermyn B.V. ("Propermyn"), a Dutch limited liability company whose ultimate parent is PDVSA and which held all of the Company's common stock, contributed its shares of the Company to PDV Holding.

      Description of Business - The Companies (as defined below) manufacture or refine and market quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. CITGO (as defined below) owns and operates two modern, highly complex crude oil refineries (Lake Charles, Louisiana, and Corpus Christi, Texas) and two asphalt refineries (Paulsboro, New Jersey, and Savannah, Georgia) with a combined aggregate rated crude oil refining capacity of 582 thousand barrels per day ("MBPD"). CITGO also owns a minority interest in LYONDELL-CITGO Refining L.P., a limited partnership (formerly a limited liability company) that owns and operates a refinery in Houston, Texas, with a rated crude oil refining capacity of 265 MBPD. CITGO also operates a 167 MBPD refinery in Lemont, Illinois, owned by PDVMR (as defined below). CITGO's assets also include a 65% owned lubricant and wax plant, pipelines, and equity interests in pipeline companies and petroleum storage terminals. Transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located primarily east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the east coast of the United States. Lubricants are sold to independent marketers, mass marketers and industrial customers. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries including PDV USA, Inc., CITGO Petroleum Corporation ("CITGO") and its wholly-owned subsidiaries, Cit-Con Oil Corporation, which is 65% owned by CITGO and VPHI Midwest, Inc. ("Midwest") and its wholly-owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR") (collectively, the "Companies"). All material intercompany transactions and accounts have been eliminated.

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

      Impairment of Long-Lived Assets - The Companies periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the separately identifiable anticipated undiscounted net cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated net cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

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

      Refined product exchange transactions that do not involve the payment or receipt of cash are not accounted for as purchases or sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the Companies' last-in, first-out ("LIFO") inventory method. Exchanges that are settled through payment or receipt of cash are accounted for as purchases or sales.

      Excise Taxes - The Companies collect excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3.1 billion, $3.0 billion and $3.2 billion were collected from customers and paid to various governmental entities in 1999, 1998 and 1997, respectively. Excise taxes are not included in sales.

      Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid short-term investments and bank deposits with initial maturities of three months or less.

      Restricted Cash - Restricted cash represents highly liquid, short-term investments held in trust accounts in accordance with a tax-exempt bond agreement. Funds are released solely for financing construction of environmental facilities as defined in the bond agreements.

      Inventories - Crude oil and refined product inventories are stated at the lower of cost or market and cost is determined using the LIFO inventory method. Materials and supplies are valued using the average cost method.

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

      The Companies capitalize interest on projects when construction takes considerable time and entails major expenditures. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Capitalized interest approximated $7 million, $5 million and $8 million in 1999, 1998 and 1997, respectively.

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The Companies have not determined the impact on their financial statements that may result from adoption of SFAS No. 133, which is required no later than January 1, 2001.

      Refinery Maintenance - Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to eight years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $58 million, $58 million and $57 million for 1999, 1998 and 1997, respectively. Ordinary maintenance is expensed as incurred.

      The Securities and Exchange Commission is considering issuing a notice which will require companies to expense the non-capital portion of major maintenance costs as incurred. The notice will require that any existing unamortized non-capital maintenance costs be expensed immediately. The Company estimates that the pre-tax charge to income from this change will be approximately $107 million. It is likely that this change will be required by June 30, 2000 and will be reported as a cumulative effect of an accounting change in the consolidated statement of income.

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

      Reclassifications - Certain reclassifications have been made to the 1997 and 1998 financial statements to conform with the classifications used in 1999.

2.    INVESTMENT IN LYONDELL-CITGO REFINING LP

      LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 thousand barrel per day refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell"), referred to as the Owners. CITGO contributed cash for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996 with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by a subsidiary of PDVSA under a long-term crude oil supply contract that expires 2017. In April 1998, the crude oil supplier exercised its contractual rights and reduced deliveries of crude oil to LYONDELL-CITGO. LYONDELL-CITGO has been required to obtain alternative sources of crude oil supply in replacement which has resulted in lower operating margins. CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract (Note 3).

      CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 1999. CITGO has a one-time option to increase, for an additional investment, its participation interest to 50%. This option may be exercised after January 1, 2000 but not later than September 30, 2000.

      CITGO loaned $24.6 million, $19.8 million and $16.5 million to LYONDELL-CITGO during 1999, 1998 and 1997, respectively. The notes bear interest at market rates which were approximately 6.7%, 5.9% and 5.9% at December 31, 1999, 1998 and 1997, and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets. Effective December 31, 1999, CITGO converted $32.7 million of these notes to investments in LYONDELL-CITGO.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                     December 31,
                                                -------------------------------------------------------
                                                     1999               1998              1997
                                                                    (000s Omitted)

      Carrying value of investment                $  560,227          $ 597,373        $  630,060
      Notes receivable                                28,255             36,309            16,509
      Participation interest                              41%                41%               42%
      Equity in net income                             $ 924            $58,827           $44,429
      Cash distributions received                     70,724             91,763            64,734

      Summary of financial position:
        Current assets                            $  219,000          $ 197,000        $  243,000
        Noncurrent assets                          1,406,000          1,440,000         1,438,000
        Current liabilities                          697,000            203,000           293,000
        Noncurrent liabilities                       316,000            785,000           715,000
        Member's equity                              612,000            649,000           673,000

      Summary of operating results:
        Revenue                                   $2,571,000         $2,055,000        $2,697,000
        Gross profit                                 133,000            291,000           255,000
        Net income                                    24,000            169,000           147,000


      LYONDELL-CITGO has a $450 million credit facility that is due on May 5, 2000. The Owners are currently reviewing financing alternatives to address this situation; however, there is no agreement on a definitive plan to replace this facility and LYONDELL-CITGO does not have the funds available to repay the facility when it becomes due. As a result of this circumstance, CITGO management conducted a review to determine if its ability to realize the carrying value of its investment in LYONDELL-CITGO has been impaired. Based upon this review, CITGO management has determined that no such impairment has occurred.

3.    RELATED PARTY TRANSACTIONS

      CITGO purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. CITGO purchased $1.7 billion, $1.4 billion, and $2 billion of crude oil, feedstocks and other products from wholly-owned subsidiaries of PDVSA in 1999, 1998, and 1997, respectively, under these and other purchase agreements. During 1999, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA declaration of force majeure pursuant to all four long-term crude oil supply contracts described above. As a result, CITGO has been required to obtain alternative sources of crude oil, which has resulted in lower operating margins. It is not possible to forecast the future financial impacts of these reductions in crude oil deliveries on CITGO's margins because the correlation between crude oil and refined product prices is not constant over time and the duration of force majeure cannot be predicted.

      Additionally, during the second half of 1999, PDVSA did not deliver naptha pursuant to one of the contracts and has made contractually specified payments in lieu thereof.

      The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less: (i) certain deemed refining costs adjustable for inflation, (ii) certain actual costs, including transportation charges, import duties and taxes and (iii) a deemed margin, which varies according to the grade of crude oil. At December 31, 1999 and 1998, $178 million and $74 million, respectively, were included in payables to affiliates as a result of these transactions.

      An affiliate of PDVSA acquired a 50% equity interest in a refinery in Chalmette, Louisiana ("Chalmette"), in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery, through December 31, 2000. CITGO exercised this option on November 1, 1997, and acquired approximately 66 MBPD and 65 MBPD of refined products from the refinery in 1999 and 1998, respectively, approximately one-half of which was gasoline.

      Other affiliates of PDVSA entered into an agreement to acquire a combined 50% equity interest in an integrated vacuum/coker facility at Phillips' oil refinery under construction in Sweeny, Texas ("Sweeny"), on October 30, 1998.

      In October 1998, an affiliate of PDVSA acquired a 50% equity interest in a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA") and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement. Pursuant to the above arrangement, CITGO began acquiring approximately 118 MBPD and 120 MBPD of refined products from HOVENSA during 1999 and 1998, respectively, approximately one-half of which was gasoline.

      CITGO also purchases refined products from various other affiliates including LYONDELL-CITGO, HOVENSA and Chalmette under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $3.3 billion, $2.1 billion and $2.0 billion for 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, $121 million and $44 million, respectively, was included in payables to affiliates as a result of these transactions.

      CITGO had refined product, feedstock, and other product sales to affiliates of $190 million, $164 million and $221 million in 1999, 1998 and 1997, respectively. CITGO's sales of crude oil to affiliates were $37 million, $18 million and $3 million in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, $38 million and $34 million, respectively, were included in due from affiliates as a result of these and related transactions.

      Pursuant to the Refinery Agreement with PDVMR, on May 1, 1997, CITGO has been appointed operator of the PDVMR refinery. The term of the agreement is 60 months and shall be automatically renewed for periods of 12 months (subject to early termination as provided in the agreement). CITGO employed the substantial majority of employees previously employed by UNO-VEN and, as a result, CITGO assumed a liability for post retirement benefits other than pensions of $27 million related to those employees. CITGO also purchases the products produced at the refinery.

      PDVMR is party to a Contract for Purchase and Sale of Crude Oil dated April 23, 1997, with Maraven S.A. ("Maraven"), a corporation organized and existing, at the date of the contract, under the laws of the Bolivarian Republic of Venezuela, and CITGO. In accordance with the contract, Maraven (or its successor) is obligated to provide a base volume of up to 100,000 barrels per day of Venezuelan crude, and CITGO as operator is responsible for administering the purchase of additional volumes of crude for the refinery. The Venezuelan crude is priced in accordance with a formula based upon posted crude prices less a quality differential. Maraven (or its successor), CITGO and PDVMR can change the amount and type of crude supplied in order to capture additional economic opportunities. The term of the agreement is 60 months with renewal periods of 12 months.

      PDVMR sells certain refinery by-products and utilities to The Needle Coker Company ("Needle") and buys back hydrogen, naphtha and steam. Sales to Needle were approximately $9 million and $13 million in 1999 and 1998, respectively. Purchases from Needle were approximately $6 million and $13 million in 1999 and 1998, respectively.

      During 1995, the Company entered into a service agreement with PDVSA to provide financial and foreign agency services. Income from these services was $0.9 million, $1.7 million and $0.9 million in 1999, 1998 and 1997, respectively.

      Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 14. The Company has also guaranteed debt of certain affiliates (Note 13).

      The notes receivable from PDVSA are unsecured and are comprised of $250 million of 7.75% notes maturing on August 1, 2000 and $500 million of 7.995% notes maturing on August 1, 2003. Interest on these notes is payable semiannually by PDVSA to the Company on February 1 and August 1 of each year, less one business day. Interest income attributable to such notes was approximately $59 million, $70 million and $78 million for the years ended December 31, 1999, 1998 and 1997, respectively, with approximately $25 million included in due from affiliates at December 31, 1999 and 1998. The notes receivable from affiliate are unsecured and are comprised of two $130 million of 8.558% notes maturing on November 10, 2013 and a $38 million 10.395% note maturing May 15, 2014. Interest on these notes is payable quarterly. Interest income attributable to such notes was approximately $24 million and $3 million at December 31, 1999 and 1998, respectively, with approximately $4 million and $3 million included in due from affiliates at December 31, 1999 and 1998, respectively. Due to the related party nature of these notes receivable, it is not practicable to estimate their fair value.

4.    ACCOUNTS RECEIVABLE

                                                    1999              1998
                                                        (000s Omitted)

      Trade                                       $   931,615       $   541,613
      Credit card                                      93,132            47,096
      Other                                            20,831            23,051
                                                  -----------       -----------

                                                    1,045,578           611,760

      Less allowance for uncollectible accounts       (18,226)          (19,445)
                                                  -----------       -----------

                                                  $ 1,027,352       $   592,315
                                                  ===========       ===========

      Sales are made on account, based on pre-approved unsecured credit terms established by CITGO management. CITGO also has a proprietary credit card program which allows retail consumers to purchase fuel and convenience items at CITGO branded outlets. Allowances for uncollectible accounts are established based on several factors that include, but are not limited to, analysis of specific customers, historical trends, current economic conditions and other information.

      CITGO has two limited purpose subsidiaries, CITGO Funding Corporation and CITGO Funding Corporation II, which have non-recourse agreements to sell trade accounts and credit card receivables. Under the terms of the agreements, new receivables are added to the pool as collections reduce previously sold receivables. The amounts sold at any one time are limited to a maximum of $125 million of trade accounts receivable and $150 million of credit card receivables. These agreements expire on June 22, 2000 and May 8, 2000, respectively, and are renewable for successive one-year terms by mutual agreement. Fees and expenses of $15.2 million, $16.1 million and $5.8 million related to the agreements were recorded as other expense during the years ended December 31, 1999, 1998 and 1997, respectively.

5.    INVENTORIES

                                                      1999              1998
                                                         (000s Omitted)

      Refined product                              $  814,785          $580,666
      Crude oil                                       215,248           186,503
      Materials and supplies                           67,890            67,959
                                                   ----------          --------

                                                   $1,097,923          $835,128
                                                   ==========          ========


      Inventories at December 31, 1998 were carried at estimated net market value which was $171.6 million lower than historical cost. At December 31, 1999, estimated net market values exceeded historical cost by approximately $418 million, and accordingly, no write-down was necessary.

6.    PROPERTY, PLANT AND EQUIPMENT

                                                       1999              1998
                                                           (000s Omitted)

      Land                                           $  138,684      $  140,047
      Building                                          494,474         498,066
      Machinery and equipment                         3,748,813       3,509,505
      Vehicles                                           26,131          34,434
      Construction in process                           138,979         186,436
                                                     ----------      ----------

                                                      4,547,081       4,368,488
      Accumulated depreciation and amortization      (1,129,266)       (948,435)
                                                     ----------      ----------

                                                     $3,417,815      $3,420,053
                                                     ==========      ==========


      Depreciation expense for 1999, 1998, and 1997 was $214 million, $203 million, and $178 million, respectively.

      In 1997, CITGO incurred property damages from a fire at its Corpus Christi, Texas refinery (Note 13). Other income (expense) for the year ended December 31, 1997 includes $9.4 million of gains from insurance recoveries related to this event.

      Other income (expense) includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $18 million, $0 million and $13 million in 1999, 1998, and 1997, respectively.

7.    INVESTMENT IN AFFILIATES

      CITGO - In addition to LYONDELL-CITGO (Note 2), CITGO's investments in affiliates consist of equity interests of 6.8 to 50% in joint interest pipelines and terminals, including a 13.98% interest in Colonial Pipeline Company; a 49.5% partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49% partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded CITGO's equity in the underlying net assets by approximately $143 million and $151 million at December 31, 1999 and 1998, respectively.

      At December 31, 1999 and 1998, NISCO had a partnership deficit. CITGO's share of this deficit, as a general partner, was $60.3 million and $56.5 million at December 31, 1999 and 1998, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

      Information on CITGO's investments, including LYONDELL-CITGO, follows:

                                                           1999           1998
                                                               (000s Omitted)

      Investments in affiliates (excluding NISCO)        $ 734,822     $ 781,481
      Equity in net income of affiliates                    21,348        77,105
      Dividends and distributions received from
        affiliates                                         102,339       122,044

      Selected financial information provided by the affiliates is summarized as follows:

                                                                 December 31,
                                             ------------------------------------------------------
                                                   1999              1998              1997
                                                                (000s Omitted)
      Summary of financial position:
        Current assets                         $  469,101        $  464,047        $  511,848
        Noncurrent assets                       2,853,786         2,817,165         2,830,568
        Current liabilities                     1,034,181           670,045           627,296
        Noncurrent liabilities                  1,681,558         1,934,378         2,025,709

      Summary of operating results:
        Revenues                               $3,559,451        $3,337,449        $4,076,429
        Gross profit                              567,749           757,678           628,559
        Net income                                237,906           384,810           371,006

      PDVMR - PDVMR has a 25% interest in Needle, which is accounted for using the equity method. PDVMR received cash distributions of approximately $3.0 million and $6.5 million in 1999 and 1998, respectively, from Needle. The carrying value of this investment exceeded PDVMR's equity in the underlying net assets by approximately $5.7 million and $6.5 million at December 31, 1999 and 1998, respectively.

      Selected financial information for 1999 and 1998 provided by Needle is shown below:

                                                           1999          1998
                                                         (Dollars in Thousands)

      Summary of financial position:
        Current assets                                   $16,723        $17,162
        Noncurrent assets                                 61,459         66,149
        Current liabilities                                5,228          5,086
        Noncurrent liabilities                                 -              -

      Summary of operating results (full year):

        Revenues                                          61,845         74,150
        Gross profit                                       9,509         23,292
        Net earnings                                       6,729         20,933

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

      The allocation of the Company's basis in the partnership and the acquisition cost was as follows:

                                                      (000s Omitted)

      Accounts receivable                            $  26,300
      Inventory                                         72,200
      Property, plant and equipment                    576,800
      Investment in The Needle Coker Company            28,800
      Other assets                                      35,300
      Working capital facility with bank               (13,000)
      Other current liabilities                       (257,600)
      Long-term debt                                  (154,900)
      Other noncurrent liabilities                     (68,700)
                                                     ---------

      PDVMR's equity                                 $ 245,200
                                                     =========

      Information with respect to UNO-VEN for the four months ended April 30, 1997 is as follows:

                                                                1997

      Equity in net income                                   $    450
      Distributions received from UNO-VEN                       5,194

      Summary of operating results:
        Revenues                                             $567,500
        Gross profit                                           37,400
        Net income                                                900

9.    SHORT-TERM BANK LOANS

      As of December 31, 1999, CITGO has established $184 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the Federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 1999, 1998 and 1997 were 5.5%, 5.8% and 5.9%, respectively. CITGO had $16 million and $37 million of borrowings outstanding under these facilities at December 31, 1999 and 1998, respectively.

10.   LONG-TERM DEBT

                                                          1999           1998
                                                              (000's omitted)

      Revolving bank loans - CITGO                     $ 345,000      $ 165,000

      Revolving bank loan - PDVMR                        117,000         45,000

      Senior Notes $200 million face amount,
        due 2006 with interest rate of 7.875%            199,806        199,776

      Senior Notes due 2000 and 2003 with
        interest rates from 7.75% to 7.875%              748,151        747,723

      Private Placement Senior Notes, due 2000
        to 2006 with interest rates from 9.03%
        to 9.30%                                         136,688        176,623

      Master Shelf Agreement Senior Notes, due
        2002 to 2009 with interest rates from
        7.17% to 8.94%                                   260,000        260,000

      Tax Exempt Bonds, due 2004 to 2029 with
        variable and fixed interest rates                325,370        295,370

      Taxable Bonds, due 2026 to 2028 with
        variable interest rates                          178,000        208,000

      Cit-Con bank credit agreement                       14,286         21,429
                                                      ----------     ----------

                                                       2,324,301      2,118,921

      Current portion of long-term debt                 (314,078)       (47,078)
                                                      ----------     ----------

                                                      $2,010,223     $2,071,843
                                                      ==========     ==========

      On April 15, 1999, CITGO issued $25 million of tax-exempt revenue bonds due 2029. The proceeds were used to redeem $25 million of the taxable Gulf Coast environmental facilities revenue bonds due 2028.

      Revolving Bank Loans (CITGO) - CITGO's credit agreement with various banks consists of: (i) a $400 million, five-year, revolving bank loan maturing in May 2003 and (ii) a $150 million, 364 day, revolving bank loan, both of which are unsecured and have various borrowing maturities and interest rate options. Interest rates on the revolving bank loans were 7.8% and 7.5% at December 31, 1999 and 1998, respectively.

      Revolving Bank Loans (PDVMR) - PDVMR has a revolving credit facility with a consortium of banks which is committed through April 28, 2002, and currently allows for borrowings up to $125 million at various interest rates. Inventories and accounts receivable of PDVMR are pledged as collateral. The weighted average interest rates at December 31, 1999 and 1998 were 7.58% and 6.50%, respectively.

      This facility includes a provision for a mandatory amortization of the commitment amount, as follows:

                                                                  Remaining
                                        Reduction                 Commitment
                  Date                   Amount                     Level

             April 28, 2000            $25,000,000              $100,000,000
             April 28, 2001            $25,000,000              $ 75,000,000
             April 28, 2002            $75,000,000              $ -

      Shelf Registration - In April 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, CITGO entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by CITGO under the shelf registration. No amounts were sold under this agreement as of December 31, 1999.

      Senior Notes due 2000 and 2003 - In August 1993, the Company issued $1 billion principal amount of Senior Notes (the "Senior Notes") with interest rates ranging from 7.25 to 7.875% with due dates ranging from 1998 to 2003. Interest on the Senior Notes is payable semi-annually, commencing February 1, 1994. The Senior Notes represent senior unsecured indebtedness of the Company, and are structurally subordinated to the liabilities of the Company's subsidiaries. The Senior Notes are guaranteed by Propernyn and PDVSA.

      Private Placement - At December 31, 1999, CITGO has outstanding approximately $137 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments in November and interest is payable semi-annually in May and November.

      Master Shelf Agreement - At December 31, 1999, CITGO has outstanding $260 million of privately placed senior notes under an unsecured Master Shelf Agreement with a insurance company. The notes have various fixed interest rates and maturities.

      Tax-Exempt Bonds - Through state entities, CITGO has issued $74.8 million of industrial development bonds for certain Lake Charles port facilities and pollution control equipment and $231 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles and Corpus Christi refineries and at the LYONDELL-CITGO refinery. Additional credit support for these bonds is provided through letters of credit. The bonds bear interest at various floating rates which ranged from 4.5% to 6.0% at December 31, 1999, and 4.1% to 6.0% at December 31, 1998.

      PDVMR has issued variable rate pollution control bonds, with interest currently paid monthly. The bonds have one payment at maturity in the year 2008 to retire the principal, and principal and interest payments are guaranteed by a $20.3 million letter of credit.

      Taxable Bonds - Through state entities, CITGO has issued and currently outstanding $178 million of taxable environmental revenue bonds to finance a portion of CITGO's environmental facilities at its Lake Charles refinery and at the LYONDELL-CITGO refinery. Such bonds are secured by letters of credit and have floating interest rates (6.1% at December 31, 1999 and 5.3% at December 31, 1998). At the option of CITGO and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. As of December 31, 1999, $17 million of originally issued taxable bonds had been converted to tax-exempt bonds.

      Cit-Con Bank Credit Agreement - The Cit-Con bank credit agreement consists of a term loan collateralized by throughput agreements of the owner companies. The loan contains various interest rate options (weighted average effective rates of 7.5% and 6.7% at December 31, 1999 and 1998, respectively), and requires quarterly principal payments through December 2001.

      Covenants - The various agreements above contain certain covenants that, depending upon the level of capitalization and earnings of the Companies, could impose limitations on the ability of the Companies to pay dividends, incur additional debt, place liens on property, and sell fixed assets. The Companies were in compliance with the debt covenants at December 31, 1999.

      Future maturities of long-term debt as of December 31, 1999 are:
      2000-$314.1 million; 2001-$72.1 million; 2002-$111.4 million; 2003-$904.6 million; 2004-$47.2 million; and $874.9 million thereafter.

      Interest Rate Swap Agreements - CITGO has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

      CITGO'S interest rate swap agreements:

                                                       Notional Principal Amount
                             Expiration     Fixed Rate   1999            1998
      Variable Rate Index       Date           Paid        (000s Omitted)

      One-month LIBOR        May 2000         6.28%    $ 25,000       $ 25,000
      J.J. Kenny             May 2000         4.72       25,000         25,000
      J.J. Kenny             February 2005    5.30       12,000         12,000
      J.J. Kenny             February 2005    5.27       15,000         15,000
      J.J. Kenny             February 2005    5.49       15,000         15,000
                                                       --------       --------

                                                       $ 92,000       $ 92,000
                                                       ========       ========

      Interest expense includes $1.5 million, $1.0 million and $0.8 million in 1999, 1998 and 1997, respectively, related to interest paid on these agreements.

11.   EMPLOYEE BENEFIT PLANS

      Employee Savings - CITGO sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and CITGO makes contributions, including matching of employee contributions, based on plan provisions. CITGO expensed $18 million, $19 million and $19 million to operations related to its contributions to these plans in 1999, 1998 and 1997, respectively.

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

      Postretirement Benefits Other Than Pensions - In addition to pension benefits, the Companies also provide certain health care and life insurance benefits for eligible salaried and hourly employees at retirement. These benefits, are subject to deductibles, copayment provisions and other limitations and are primarily funded on a pay-as-you-go basis. The Companies reserve the right to change or to terminate the benefits at any time.

      The following sets forth the changes in benefit obligations and plan assets for the pension and postretirement plans for the years ended December 31, 1999 and 1998 and the funded status of such plans reconciled with amounts reported in the Companies' consolidated balance sheets:

                                                               Pension Benefits              Other Benefits
                                                           -------------------------  ----------------------------
                                                             1999           1998           1999          1998
                                                               (000s Omitted)               (000s Omitted)

       Change in benefit obligation:
         Benefit obligation, beginning of year             $ 270,382    $ 233,486      $ 195,928     $ 180,406
         Service cost                                         19,554       17,742          6,922         6,610
         Interest cost                                        17,899       16,058         13,040        12,770
         Actuarial (gain) loss                               (39,996)      11,958        (19,540)        1,631
         Benefits paid                                        (9,136)      (8,862) `      (7,318)       (5,489)
                                                           ---------    ---------      ---------     ---------

       Benefit obligation, end of year                       258,703      270,382        189,032       195,928
                                                           ---------    ---------      ---------     ---------

       Change in plan assets:

         Fair value of plan assets, beginning of year        254,648      221,261            939           889
         Actual return on plan assets                         28,644       38,139             52            50
         Employer contribution                                 1,226        4,110          7,318         5,489
         Benefits paid                                        (9,136)      (8,862)        (7,318)       (5,489)
                                                           ---------    ---------      ---------     ---------

       Fair value of plan assets, end of year                275,382      254,648            991           939
                                                           ---------    ---------      ---------     ---------

       Funded status                                          16,679      (15,734)      (188,041)     (194,989)
       Unrecognized net actuarial gain                       (85,606)     (41,146)       (31,431)      (11,896)
       Unrecognized prior service cost                           107          147              -             -
       Net gain at date of adoption                           (1,012)      (1,280)             -             -
                                                           ---------    ---------      ---------     ---------

       Net amount recognized                               $ (69,832)   $ (58,013)     $(219,472)    $(206,885)
                                                           =========    =========      =========     =========

       Amounts recognized in the Company's
         consolidated balance sheets consist of:
         Accrued benefit liability                         $ (76,303)   $ (61,991)     $(219,472)    $(206,885)
         Intangible asset                                      1,245        3,978              -             -
         Accumulated other comprehensive income                5,226            -              -             -
                                                           ---------    ---------      ---------     ---------

       Net amount recognized                               $ (69,832)   $ (58,013)     $(219,472)    $(206,885)
                                                           =========    =========      =========     =========

                                                             Pension Benefits              Other Benefits

                                                         --------------------------  ----------------------------
                                                            1999        1998           1999         1998

       Weighted-average assumptions as of
         December 31:
         Discount rate                                      7.75%       6.75%          7.75%        6.75%
         Expected return on plan assets                     9.00%       9.00%          6.00%        6.00%
         Rate of compensation increase                      5.00%       5.00%             -            -

      For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5% for 2002 and remain at that level thereafter.

                                                           Pension Benefits                       Other Benefits
                                                ------------------------------------  ------------------------------------
                                                  1999        1998        1997          1999        1998        1997
                                                         (000s Omitted)                        (000s Omitted)

      Components of net periodic benefit
      cost:
        Service cost                            $  19,554    $ 17,742    $ 15,759      $ 6,922     $  6,610     $ 6,786
        Interest cost                              17,899      16,058      14,246       13,040       12,770      12,359
        Expected return on plan assets            (22,531)    (19,660)    (15,453)         (57)         (53)        (47)
        Amortization of prior service cost             40          40          40            -            -           -
        Amortization of net gain at date
          of adoption                                (268)       (268)       (268)           -            -           -
        Recognized net actuarial gain              (1,649)     (1,625)     (1,228)           -       (8,823)    (27,581)
                                                ---------    --------    --------      --------    --------    --------

      Net periodic benefit cost (credit)        $  13,045    $ 12,287    $ 13,096      $ 19,905    $ 10,504    $ (8,483)
                                                =========    ========    ========      ========    ========    ========

      Actuarial gains (or losses) related to the postretirement benefit obligation are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5% of the accumulated postretirement benefit obligation.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $23.4 million, $22.8 million and $0, respectively, as of December 31, 1999 and $18.2 million, $17.5 million and $0, respectively, as of December 31, 1998.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                1-Percentage-     1-Percentage-
                                                Point Increase    Point Decrease

      Increase (decrease) in total of service
        and interest cost components            $ 4,252,000       $ (3,505,000)

      Increase (decrease) in postretirement
        benefit obligation                       34,215,000        (28,971,000)

      Employee Separation Programs - During 1997, CITGO's senior management implemented a Transformation Program which resulted in certain personnel reductions (the "Separation Programs"). CITGO expensed approximately $7 million, $8 million and $22 million for the years ended December 31, 1999, 1998 and 1997, respectively, relating to the Separation Programs.

      In accordance with the transfer of UNO-VEN's assets to PDVMR (Note 8), on May 1, 1997, PDVMR assumed the responsibility for UNO-VEN's pension plans, which include both a qualified and a nonqualified plan which were frozen at their current levels on April 30, 1997. The plans cover former UNO-VEN employees who were participants in the plans as of April 30, 1997. At December 31, 1999 and 1998, plan assets consisted of equity securities, bonds and cash.

      The following sets forth the changes in benefit obligations and plan assets for the years ended December 31, 1999 and 1998 and the funded status of the plans reconciled with amounts reported in the balance sheets:

                                                               Dollars in
                                                               Thousands
                                                           1999          1998

Change in benefit obligation:
  Benefit obligation, beginning of year                 $ 64,771       $61,018
  Interest cost                                            4,298         4,348
  Actuarial (gain) loss                                  (10,353)        5,735
  Benefits paid                                           (8,329)       (6,330)
                                                        --------       -------

Benefit obligation, end of year                           50,387        64,771
                                                        --------       -------

Change in plan assets:
  Fair value of plan assets, beginning of year            68,057        65,792
  Actual return on plan assets                            10,054         8,148
  Employer contribution                                        -           447
  Benefits paid                                           (8,329)       (6,330)
                                                        --------       -------

Fair value of plan assets, end of year                    69,782        68,057
                                                        --------       -------

Funded status                                             19,395         3,286
Unrecognized net actuarial (gain) loss                   (11,448)        2,997
                                                        --------       -------

Prepaid benefit cost                                    $  7,947       $ 6,283
                                                        ========       =======

                                                           1999          1998

Weighted-average assumptions as of December 31:
  Discount rate                                            7.75%         6.75%
  Expected return on plan assets                           9.50%         9.50%

                                                           1999          1998

Components of net periodic benefit credit:
  Interest cost                                         $  4,298      $ 4,348
  Expected return on plan assets                          (5,996)      (5,482)
  Recognized net actuarial loss                               34          215
                                                        --------      -------

Net periodic benefit credit                             $ (1,664)     $  (919)
                                                        ========      =======

      The projected benefit obligation of the nonqualified plan (which equals the accumulated benefit obligation for this plan) was $380,250 as of December 31, 1999 and $423,802 as of December 31, 1998. The plan is unfunded.

12.   INCOME TAXES

      The provisions for income taxes are comprised of the following:

                                    1999           1998          1997
                                              (000s Omitted)

Current:
  Federal                        $  (15,910)   $    41,085    $   24,369
  State                                 674          5,896          (346)
                                 ----------    -----------    ----------

                                    (15,236)        46,981        24,023

Deferred                             73,466         84,004        82,145
                                 ----------    -----------    ----------

                                 $   58,230    $   130,985    $  106,168
                                 ==========    ===========    ==========

      The Federal statutory tax rate differs from the effective rate due to the following:

                                              1999         1998       1997

Federal statutory tax rate                    35.0%       35.0%      35.0%
State taxes, net of Federal benefit            2.6         1.7        2.7
Dividend exclusions                           (4.0)       (2.0)      (2.3)
Tax settlement                                (5.7)         -        (4.9)
Other                                          1.1         1.5        1.2
                                              -----       -----      -----

Effective tax rate                            29.0%       36.2%      31.7%
                                              =====       =====      =====

      The effective tax rates for 1999 and 1997 were unusually low due primarily to the favorable resolution in each of these years with the Internal Revenue Service of significant tax issues related to environmental expenditures.

      Deferred income taxes reflect the net tax effects of: (i) temporary differences between the financial and tax bases of assets and liabilities, and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the net deferred tax liability of the Companies as of December 31, 1999 and 1998, are as follows:

                                                                  December 31,
                                                          ------------------------------
                                                              1999               1998
                                                                   (000s Omitted)
      Deferred tax liabilities:
        Property, plant and equipment                     $  648,298         $  625,204
        Inventories (including in 1998,
          the effect of adjustment to market)                106,457             21,091
        Investments in affiliates                            135,279            120,480
        Other                                                 70,985             63,641
                                                          ----------         ----------

                                                             961,019            830,416
                                                          ----------         ----------
      Deferred tax assets:
        Postretirement benefit obligations                    77,371             74,331
        Marketing and promotional accruals                     9,271             12,773
        Employee benefit accruals                             38,893             34,029
        Alternative minimum tax credit carryforward           44,278             45,678
        Net operating loss carryforward                       58,352                  -
        Other                                                115,925              7,589
                                                          ----------         ----------

                                                             344,090            264,400
                                                          ----------         ----------

      Net deferred tax liability (of which $0
        and $55,447 is included in prepaid
        expenses and other at December 31, 1999
        and 1998, respectively)                           $  616,929         $  566,016
                                                          ==========         ==========

      At December 31, 1998, the Companies had capital loss carryforwards of $6.7 million. At December 31, 1998, a valuation allowance of $1.0 million was established related to that portion of the carryforwards for which it was considered more likely than not that the related tax benefits would not be realized before expiration.

      During 1999, the Companies filed a claim with the IRS to reclassify certain losses from capital to ordinary. The Companies were successful and were able to utilize all capital loss carryforwards in their 1998 tax return. Therefore, at December 31, 1999, no capital loss carryforwards exist.

      At December 31, 1999, the Companies had a net operating loss carryforward of $164.6 million, which will expire in 2019.

      The Companies alternative minimum tax credit carryforwards are available to offset regular Federal income taxes in future years without expiration, subject to certain alternative minimum tax limitations.

      On April 26, 1999, the Companies filed a claim with the Internal Revenue Service for foreign tax credits for Venezuelan income taxes withheld on interest payments from PDVSA to PDV America, Inc. for tax years 1993 through 1995. The total foreign tax credits claimed for these years is approximately $9.8 million. The field auditor has allowed the claim in his Revenue Agents Report. However, due to other unagreed to issues, the case has been forwarded to IRS Appeals and to date is still in Appeals. Therefore, the refunds have not been received, but the Companies fully believe that the refunds will be forthcoming. In addition, the Companies filed a claim for similar foreign tax credits for the 1996 and 1997 tax years. The total foreign tax credits for these years is approximately $8.1 million. The audit for these years is currently in process, but the Companies believe that the claim will be allowed in full and the refunds will be forthcoming.

13.   COMMITMENTS AND CONTINGENCIES

      Litigation and Injury Claims - Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. The Companies record accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts greater than the accruals of the Companies, then such determinations could have a material adverse effect on the results of operations of the Companies in a given reporting period. However, in management's opinion, the ultimate resolution of these lawsuits and claims will not exceed, by a material amount, the amount of the accruals and the insurance coverage available to the Companies. This opinion is based upon management's and counsel's current assessment of these lawsuits and claims. The most significant lawsuits and claims are discussed below.

      Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. The first trial in this case, which involved two plaintiffs, began in October 1999 and resulted in verdicts for CITGO. The Court granted CITGO's motion for summary judgment with respect to another group of claims; an appeal of this ruling is expected. Trials of the remaining cases are currently stayed.

      The case brought in the United States District Court for the Northern District of Illinois by the Oil Chemical & Atomic Workers, Local 7-517 against UNO-VEN, CITGO, PDVSA, PDV America, and UNOCAL pursuant to Section 301 of the Labor Management Relations Act ("LMRA") resulted in the court's ruling in favor of all defendants on Motions for Summary Judgment in June, 1998; this ruling was affirmed on appeal and the case is now terminated.

      In the case of Francois Oil Company, Inc. versus Stop-N'-Go of Madison, Inc., et al, filed in federal district court in Wisconsin, Stop-N-Go, a former UNO-VEN marketer, sued UNO-VEN for $1 million, alleging that UNO-VEN had fraudulently induced it to breach a supply contract with Francois Oil. UNO-VEN's motion for summary judgment was granted in September, 1998; this ruling was affirmed on appeal, terminating this case.

      Four former UNO-VEN marketers have filed a class action complaint against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's 1997 acquisition of Unocal's interest in UNO-VEN. The lawsuit is pending in U.S. District Court in Wisconsin and is in the discovery phase.

      PDVMR and the Company, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including the preceding two matters.

      In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial of one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. CITGO has contracted to purchase all of the 275 properties included in the lawsuit which are in an area adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. Related to this purchase, $15.7 million was expensed in 1997. The trial judge recently ruled, over CITGO's objections, that a settlement agreement CITGO entered into in September 1997 and subsequently withdrew from, which provided for settlement of the remaining property damage claims for $5 million, is enforceable. CITGO believes this ruling is erroneous and will appeal. The trial against CITGO of these remaining claims will be postponed indefinitely. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996, one of which is scheduled for trial in 2000. A trial date for the other case has not been set.

      CITGO is among defendants to lawsuits in California, North Carolina and New York alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, and the New York case, filed in January 2000, are putative class actions on behalf of owners of water wells and other drinking water supplies in the states. All of these actions allege that MTBE poses public health risks. These matters are in early stages of discovery. CITGO has denied all of the allegations and is pursuing its defenses.

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

      In 1992, CITGO reached an agreement with a state agency to cease usage of certain surface impoundments at CITGO's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and a former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to a state agency revising the 1993 closure plan. In 1998, the Company amended its 1997 proposal as requested by the state agency. A ruling on the proposal, as amended, is expected in 2000 with final closure to begin in 2002.

      In 1992, an agreement was reached between CITGO and a former owner concerning a number of environmental issues. The agreement consisted, in part, of payments to CITGO totaling $46 million. The former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

      The Texas Natural Resource Conservation Commission ("TNRCC") conducted an environmental compliance review at the Corpus Christi Refinery in the first and second quarters of 1998. In January 1999, the TNRCC issued to CITGO a Notice of Violation ("NOV") arising from this review and in October 1999 proposed fines of approximately $1.6 million related to the NOV. Most of the alleged violations refer to recordkeeping and reporting issues, failure to keep proper records, failure to meet required emissions levels, and failure to properly monitor emissions. TNRCC issued to CITGO another NOV in December 1999 based on its 1999 audits which cites items similar to items cited earlier and the agency has tentatively suggested that the two audits should be combined for resolution. CITGO intends to vigorously protest the alleged violations and proposed fines.

      In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lakes Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it intends to conduct a Remedial Investigation/Feasibility Study ("RI/FS") under the CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter.

      In October 1999, the EPA issued a NOV to CITGO for violations of federal regulations regarding reformulated gasoline found during a May 1998 inspection at CITGO's Braintree, Massachusetts terminal and recommended a penalty of $218,500. CITGO intends to vigorously contest the proposed fines and allegations.

      Based on currently available information, including the continuing participation of the former owner in remediation actions, management believes its accruals for potential environmental liabilities are adequate. Conditions which would require additional expenditures may exist for various Company sites including, but not limited to, the Company's operating refinery complexes, closed refineries, service station sites and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

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

      Throughput Agreements - CITGO has throughput agreements with certain pipeline affiliates (Note 7). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, CITGO may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. CITGO currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 1999, CITGO has no fixed and determinable, unconditional purchase obligations under these agreements.

      Commodity Derivative Activity - The Companies' commodity derivatives are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on the Companies' hedged inventory or future purchases and sales. The Companies' derivative commodity activity is closely monitored by management and contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1999 and 1998 and the effects of realized gains and losses on cost of sales and pretax earnings for 1999, 1998 and 1997 were not material. At times during 1998, the Companies entered into commodity derivatives activities that were not related to the hedging program discussed above. This activity and the resulting gains and losses were not material in 1998. There was no nonhedging activity in 1999 or 1997.

      Other Credit and Off-Balance-Sheet Risk Information as of December 31, 1999 - CITGO has guaranteed approximately $14 million of debt of certain of its marketers and an affiliate. Such debt is substantially collateralized by assets of these entities. CITGO has also guaranteed approximately $101 million of debt of certain affiliates, including $50 million related to HOVENSA (Note 3) and $11 million related to NISCO (Note
      7). CITGO and PDVMR have outstanding letters of credit totaling approximately $566 million which includes $525 million related to CITGO's tax-exempt and taxable revenue bonds and $20 million related to PDVMR's pollution control bonds (Note 10). CITGO has also acquired surety bonds totaling $40 million primarily due to requirements of various government entities. CITGO does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

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

14.   LEASES

      CITGO leases certain of its Corpus Christi refinery facilities under a capital lease. The basic term of the lease expires on January 1, 2004; however, CITGO may renew the lease until January 31, 2011, the date of its option to purchase the facilities at a nominal amount. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 1999 and 1998. Accumulated amortization related to the leased assets was approximately $110 million and $102 million at December 31, 1999 and 1998, respectively. Amortization is included in depreciation expense.

      The Companies also have various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $35 million, $34 million and $39 million in 1999, 1998 and 1997, respectively. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:

                                                          Capital          Operating
                                                           Lease            Leases             Total

      Year                                                                (000s Omitted)
      2000                                                $ 27,375         $  34,586         $  61,961
      2001                                                  27,375            30,833            58,208
      2002                                                  27,375            25,311            52,686
      2003                                                  27,375            18,665            46,040
      2004                                                   5,000            15,238            20,238
      Thereafter                                            31,000            26,077            57,077
                                                          --------         ---------        ----------

      Total minimum lease payments                         145,500         $ 150,710         $ 296,210
                                                          --------         =========         =========

      Amount representing interest                         (43,574)
                                                          --------

      Present value of minimum lease payments              101,926
      Current portion                                       16,356
                                                          --------

                                                          $ 85,570
                                                          ========

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

      The carrying amounts of cash equivalents, restricted cash and variable-rate debt approximate fair value. The carrying amounts and estimated fair values of the Companies' other financial instruments are as follows:


                                                    1999                                  1998
                                                ------------------------------        ------------------------------
                                                  Carrying            Fair              Carrying            Fair
                                                   Amount             Value              Amount             Value

                                                         (000s Omitted)                       (000s Omitted)
      Liabilities:
        Short-term bank loans                      $16,000           $16,000             $37,000           $37,000
        Long-term debt                           2,324,301         2,264,954           2,118,921         2,087,675

      Derivative and off-balance-
        sheet financial instruments -
        unrealized losses:

        Interest rate swap agreements                    -            (1,281)                  -            (2,983)
        Guarantees of debt                               -              (898)                  -              (601)
        Letters of credit                                -            (4,443)                  -            (3,015)
        Surety bonds                                     -              (159)                  -              (147)

      Short-Term Bank Loans and Long-Term Debt - The fair value of short-term bank loans and long-term debt is based on interest rates that are currently available to the Companies for issuance of debt with similar terms and remaining maturities, except for the Company's $750 million principle amount senior notes which were based upon quoted market prices.

      Interest Rate Swap and Cap Agreements - The fair value of these agreements is based on the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

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

16.   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

      The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands):


      1999                                            1st Qtr.          2nd Qtr.         3rd Qtr.          4th Qtr.
      Sales                                           $  2,259,110      $  3,160,048     $  3,673,334      $  4,239,340
                                                      ============      ============     ============      ============

      Cost of sales and operating expenses            $  2,055,803      $  3,032,147     $  3,542,097      $  4,177,180
                                                      ============      ============     ============      ============

      Net income (loss)                               $     78,313      $     29,951     $     40,451      $     (6,530)
                                                      ============      ============     ============      =============

      1998                                            1st Qtr.          2nd Qtr.         3rd Qtr.          4th Qtr.

      Sales                                           $  2,748,946      $  2,944,287     $  2,731,898      $  2,541,898
                                                      ============      ============     ============      ============

      Cost of sales and operating expenses            $  2,536,189      $  2,752,531     $  2,523,825      $  2,495,404
                                                      ============      ============     ============      ============

      Net income (loss)                               $     95,338      $     70,620     $     85,369      $    (20,609)
                                                      ============      ============     ============      =============

                                                      ******

                                                Commission File Number 001-12138



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------



                                    EXHIBITS

                                   FILED WITH

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                              --------------------


                                PDV America, Inc.

             (Exact name of registrant as specified in its charter)

                                INDEX TO EXHIBITS

                                                                 Sequential Page
Exhibits                                                                  Number
--------                                                                  ------
     (1)      Financial Statements:

     Independent Auditors' Report............................................F-1

     Consolidated Balance Sheets at December 31, 1999 and 1998...............F-2
     Consolidated Statements of Income and Comprehensive Income for
              each of the years ended December 31, 1999,
              1998 and 1997..................................................F-3
     Consolidated Statements of Shareholder's Equity for each of the years ended December 31, 1999, 1998 and 1997...............F-4
     Consolidated Statements of Cash Flows for each of
              the years ended December 31, 1999, 1998 and 1997...............F-5
     Notes to the Consolidated Financial Statements..........................F-7

     (2)      None

     (3)      Exhibits:

              The exhibit Index in part c., below, lists the exhibits that are filed as part of, or incorporated by reference into, this report.

(b)      Reports on Form 8-K

              None

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

     *10.5 Contract for the Purchase/Sale of Boscan Crude Oil, dated as of June 2, 1994, between Tradecal, S.A. and CITGO Asphalt Refining Company

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

     *10.8 Operating Agreement, dated as of May 1, 1984, among Cit-Con Oil Corporation, CITGO Petroleum Corporation and Conoco, Inc.

     *10.9 Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining Company, Ltd. dated July 1, 1993

     *10.10 Contribution Agreement among Lyondell Petrochemical Company, LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.

-----------------------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

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

*** Previously filed as an Exhibit to CITGO Petroleum Corporation's ("CITGO") Form 10-K (File No. 1-14380) and incorporated herein by this reference.

   ***10.21 Loan Agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of $130,000,000, dated November 10, 1998

   ***10.22 Loan Agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of $130,000,000, dated November 10, 1998

      10.23 Loan agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of $38,000,000, dated July 2, 1999

      12.1       Computation of Ratio of Earnings to Fixed Charges

      21.1       List of Subsidiaries of the Registrant

      27.1       Financial Data Schedule

--------------------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*** Previously filed as an Exhibit to PDV America's Form 10-K for the fiscal year ended December 31, 1998.