Form 10-Q
period 2000-03-31
PDV AMERICA INC
filed 2000-05-12
CIK 906422

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2000

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                        Commission file number 001-12138

                                PDV America, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                 51-0297556
              --------                                 ----------
     (State or other jurisdiction of      (I. R. S. Employer Identification No.)
     incorporation or organization)

                 750 Lexington Avenue, New York, New York 10022
                 ----------------------------------------------
           (Address of principal executive office)            (Zip Code)

                                 (212) 753-5340
                                 --------------
              (Registrant's telephone number, including area code)


                                      N. A.
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
        (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes   X     No
                                                                  ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock, $1.00 par value                      1,000
        -----------------------------                      -----
                  (Class)                      (outstanding at April 30, 2000)


================================================================================

PDV AMERICA, INC.

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2000

TABLE OF CONTENTS

-------------------------------------------------------------------------------------------------------------------

                                                                                                               Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS......................................................................1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999........................2

              Condensed Consolidated Statements of Income - Three-Month Periods Ended
              March 31, 2000 and 1999.............................................................................3

              Condensed Consolidated Statement of Shareholders' Equity - Three-Month Period
              Ended March 31, 2000................................................................................4

              Condensed Consolidated Statements of Cash Flows - Three-Month Periods Ended
              March 31, 2000 and 1999.............................................................................5

              Notes to the Condensed Consolidated Financial Statements............................................6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................13

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................16

PART II.       OTHER INFORMATION

   Item 1.    Legal Proceedings..................................................................................20

   Item 6.    Exhibits and Reports on Form 8-K...................................................................20

SIGNATURES.......................................................................................................21

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Company (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

--------------------------------------------------------------------------- ------------------- --------------------
                                                                                March 31,          December 31,
                                                                                   2000                1999
                                                                               (Unaudited)
                                                                            ------------------- --------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                     $      45,312        $     113,414
   Accounts receivable, net                                                          1,029,553            1,027,352
   Due from affiliates                                                                  55,046               42,340
   Inventories                                                                       1,045,329            1,097,923
   Current portion of notes receivable from PDVSA                                      250,000              250,000
   Prepaid expenses and other                                                           25,004               16,949
                                                                            ------------------- --------------------
         Total current assets                                                        2,450,244            2,547,978

NOTES RECEIVABLES FROM PDVSA AND AFFILIATE                                             798,000              798,000
PROPERTY, PLANT AND EQUIPMENT - NET                                                  3,388,066            3,417,815
RESTRICTED CASH                                                                              -                3,015
INVESTMENTS IN AFFILIATES                                                              738,370              758,812
OTHER ASSETS                                                                           236,095              219,946
                                                                            ------------------- --------------------
TOTAL ASSETS                                                                    $    7,610,775       $    7,745,566
                                                                            =================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term bank loans                                                         $     147,000        $      16,000
   Accounts payable                                                                    883,441              780,660
   Payables to affiliates                                                              312,900              281,428
   Taxes other than income                                                             201,829              218,503
   Other current liabilities                                                           204,017              208,394
   Income taxes payable                                                                 12,720                6,367
   Current portion of deferred income taxes                                             10,994                9,716
   Current portion of long-term debt                                                   297,078              314,078
   Current portion of capital lease obligation                                          16,356               16,356
                                                                            ------------------- --------------------
         Total current liabilities                                                   2,086,335            1,851,502

LONG-TERM DEBT                                                                       1,578,557            2,010,223
CAPITAL LEASE OBLIGATION                                                                85,570               85,570
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                            211,782              212,871
OTHER NONCURRENT LIABILITIES                                                           231,630              230,189
DEFERRED INCOME TAXES                                                                  624,482              607,213
MINORITY INTEREST                                                                       30,402               29,710

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
   Common stock, $1.00 par, 1,000 shares authorized,
      issued and outstanding                                                                 1                    1
   Additional capital                                                                1,532,435            1,532,435
   Retained earnings                                                                 1,232,795            1,189,066
   Accumulated other comprehensive income                                              (3,214)              (3,214)
                                                                            ------------------- --------------------
         Total shareholders' equity                                                  2,762,017            2,718,288
                                                                            ------------------- --------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                      $    7,610,775       $    7,745,566
                                                                            =================== ====================

(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)

--------------------------------------------------------------------------- ----------------------------------------
                                                                                         Three Months
                                                                                        Ended March 31,
                                                                            ------------------- --------------------
                                                                                   2000                1999
                                                                            ------------------- --------------------
REVENUES:
   Sales                                                                         $   4,779,274        $   2,231,389
   Sales to affiliates                                                                  52,271               27,721
                                                                            ------------------- --------------------
                                                                                     4,831,545            2,259,110
   Equity in earnings of affiliates                                                     10,827               10,425
   Interest income from affiliates                                                      21,316               20,345
   Other income (expense) - net                                                        (2,880)              (9,547)
                                                                            ------------------- --------------------
                                                                                     4,860,808            2,280,333
                                                                            ------------------- --------------------


COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses                                              4,704,585            2,055,803
   Selling, general and administrative expenses                                         46,346               58,010
   Interest expense:
     Capital leases                                                                      2,867                3,279
     Other                                                                              37,703               37,547
   Minority interest                                                                       691                  413
                                                                            ------------------- --------------------
                                                                                     4,792,192            2,155,052
                                                                            ------------------- --------------------

INCOME BEFORE INCOME TAXES                                                              68,616              125,281

INCOME TAXES                                                                            24,887               46,968

                                                                            ------------------- --------------------
     NET INCOME                                                                   $     43,729         $     78,313
                                                                            =================== ====================



(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (Unaudited) (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------


                                                                                              Accumulated
                                         Common Stock                                            Other
                                                            Additional        Retained       Comprehensive
                                      Shares    Amount        Capital         Earnings          Income           Total
                                      ------    ------        -------         --------          ------           -----


BALANCE, DECEMBER 31, 1999                1        $ 1     $1,532,435       $1,189,066      $ (3,214)          $2,718,288

  Net income                              -          -              -           43,729             -               43,729
                                      ------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2000                   1        $ 1     $1,532,435       $1,232,795      $ (3,214)          $2,762,017
                                      ====================================================================================







(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

--------------------------------------------------------------------------- ----------------------------------------
                                                                                         Three Months
                                                                                        Ended March 31,
                                                                            ------------------- --------------------
                                                                                   2000                1999
                                                                            ------------------- --------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                        $   281,888          $   109,797
                                                                            ------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (30,841)             (59,340)
   Proceeds from sale of property, plant and equipment                                   3,814                3,369
   Decrease (Increase) in restricted cash                                                3,015                (166)
   Loans to LYONDELL-CITGO Refining LP                                                 (2,700)                    -
   Investments in and advances to other affiliates                                     (5,500)                    -
                                                                            ------------------- --------------------
                                                                                      (32,212)             (56,137)
                                                                            ------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments on revolving bank loans                                            (447,000)             (39,500)
   Net proceeds from short-term bank loans                                             131,000                3,000
   Dividend to parent                                                                        -              (2,297)
   Repayments of other debt                                                            (1,778)              (1,778)
                                                                            ------------------- --------------------
                                                                                     (317,778)             (40,575)
                                                                            ------------------- --------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (68,102)               13,085

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         113,414               34,822
                                                                            ------------------- --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $45,312              $47,907
                                                                            =================== ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:

       Interest (net of amount capitalized)                                            $46,391              $43,059
                                                                            =================== ====================
       Income taxes                                                                $        31          $       456
                                                                            =================== ====================

(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

      The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1999 and with respect to the interim three-month periods ended March 31, 2000 and 1999 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, dated March 30, 2000, for additional information.

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

2.    INVENTORIES

      Inventories, primarily at LIFO, consist of the following:

                                                                                 March 31,             December 31,
                                                                                   2000                    1999
                                                                               (Unaudited)
                                                                            ------------------     -------------------
                                                                                        (000's omitted)

       Refined products                                                             $  730,222              $  814,785
       Crude oil                                                                       247,130                 215,248
       Materials and supplies                                                           67,977                  67,890
                                                                                   -----------             -----------

                                                                                   $ 1,045,329             $ 1,097,923
                                                                                   ===========             ===========

3.       LONG-TERM DEBT

                                                                                 March 31,       December 31,
                                                                                   2000              1999
                                                                               (Unaudited)

                                                                            ------------------------------------
                                                                                        (000's omitted)

       Revolving bank loans - CITGO                                                $         -             $   345,000

       Revolving bank loan - PDVMR                                                      15,000                 117,000

       Senior Notes $200 million face amount, due 2006 with
          interest rate of 7.875%                                                      199,814                 199,806

       Senior Notes $750 million face amount, due 2000 and 2003 with interest
          rates from 7.75% to 7.875%                                                   748,263                 748,151

       Private Placement Senior Notes, due 2000 to 2006 with interest rates from
          9.03% to 9.30%                                                               136,688                 136,688

       Master Shelf Agreement Senior Notes, due 2002 to 2009 with interest rates
          from 7.17% to 8.94%                                                          260,000                 260,000

       Tax Exempt Bonds, due 2004 to 2029 with variable
          and fixed interest rates                                                     325,370                 325,370

       Taxable Bonds, due 2026 to 2028 with variable interest rates                    178,000                 178,000

       Cit-Con bank credit agreement                                                    12,500                  14,286
                                                                                  ------------            ------------
                                                                                     1,875,635               2,324,301
       Current portion of long-term debt                                               297,078                 314,078
                                                                                  ------------            ------------

                                                                                  $  1,578,557            $  2,010,223
                                                                                  ============            ============


      At March 31, 2000, the net year to date repayments on the revolving bank loans were $447 million.

4.    INVESTMENT IN LYONDELL-CITGO REFINING LP

      LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell Chemical Company (the "Owners"). The heavy crude oil processed by the Houston refinery is supplied by Petroleos de Venezuela, S.A. ("PDVSA" which may also be used to refer to one or more of its subsidiaries) under a long-term crude oil supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract.

      In April 1998, the crude oil supplier exercised its contractual rights and reduced deliveries of crude oil to LYONDELL-CITGO. LYONDELL-CITGO has been required to obtain alternative sources of crude oil supply in replacement, which has resulted in lower operating margins.

      CITGO has a 41.25% participation interest in LYONDELL-CITGO. CITGO has a one-time option to increase, for an additional investment, its participation interest to 50 percent. This option must be exercised no later than September 30, 2000.

      CITGO has notes receivable from LYONDELL-CITGO which total $31 million and $28 million at March 31, 2000 and December 31, 1999, respectively. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                            March 31,        December 31,
                                                              2000               1999
                                                        ----------------    --------------
                                                           (Unaudited)
                                                                  (000s omitted)

       Carrying value of investment                            $ 543,366        $  560,227
       Notes receivable                                           30,955            28,255
       Participation interest                                        41%               41%

       Summary of financial position:
          Current assets                                       $ 221,890        $  219,365
          Non current assets                                   1,399,162         1,405,879
          Current liabilities                                    718,115           696,661
          Non current liabilities                                325,302           316,492
          Member's equity                                        577,635           612,091


                                                            Three Months Ended March 31,
                                                              2000               1999
                                                         ----------------    --------------
                                                                      (Unaudited)
       Equity in net income                                     $  6,276         $   3,591
       Cash distribution received                                 23,137            18,393

       Summary of operating results:
          Revenue                                              $ 859,288        $  431,750
          Gross profit                                            47,873            42,248
          Net income                                              21,810            14,864

      LYONDELL-CITGO has arranged interim financing and repaid a $450 million term loan that matured on May 5, 2000.

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

      In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial of one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount. Another lawsuit, involving five plaintiffs, is scheduled for May 2000.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. CITGO has contracted to purchase all of the 275 properties included in the lawsuit which are in an area adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. Related to this purchase, $15.7 million was expensed in 1997. The trial judge recently ruled, over CITGO's objections, that a settlement agreement CITGO entered into in September 1997 and subsequently withdrew from, which provided for settlement of the remaining property damage claims for $5 million is enforceable. CITGO believes this ruling is erroneous and has appealed. The trial against CITGO of these remaining claims has been postponed indefinitely. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996 and are scheduled for trial in 2001.

      Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. The first trial in this case, which involved two plaintiffs, began in October 1999 and resulted in verdicts for the Company. The Court granted the Company's motion for summary judgment with respect to another group of claims; an appeal of this ruling is expected. Trials of the remaining cases are currently stayed.

      Four former UNO-VEN Company ("UNO-VEN") marketers have filed a class action complaint against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's 1997 acquisition of Union Oil Company of California's interest in UNO-VEN. The lawsuit is pending in U.S. District Court in Wisconsin and is in the discovery phase.

      PDVMR and the Company, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including this matter.

      CITGO is among defendants to lawsuits in California, North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, and the New York case, filed in January 2000 are putative class actions on behalf of owners of water wells and other drinking water supplies in such states. The Illinois class action, filed in April 2000, purports to be on behalf of well owners in sixteen states. All of these actions allege that MTBE poses public health risks. The suits seek damages as well as remediation of the alleged contamination. These matters are in early stages of discovery. CITGO has denied all of the allegations and is pursuing its defenses.

      Environmental Compliance and Remediation - The Company is subject to various federal, state and local environmental laws and regulations which may require the Company to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Company or other parties. Management believes the Company is in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

      The Company's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, the Company believes that its accruals are sufficient to address its environmental clean-up obligations.

      The Texas Natural Resources Conservation Commission ("TNRCC") conducted an environmental compliance review at the Corpus Christi refinery in the first and second quarters of 1998. In January 1999, the TNRCC issued the Company a Notice of Violation ("NOV") arising from this review and in October 1999 proposed fines of approximately $1.6 million related to the NOV. Most of the alleged violations refer to recordkeeping and reporting issues, failure to keep proper records, failure to meet required emission levels, and failure to properly monitor emissions. TNRCC issued the Company another NOV in December 1999 based on its 1999 audits which cites items similar to items cited earlier and the agency has tentatively suggested that the two audits should be combined for resolution. The Company intends to vigorously protest the alleged violations and proposed fines.

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

      In October 1999, the EPA issued a NOV to CITGO for violations of federal regulations regarding reformulated gasoline found during a May 1998 inspection of CITGO's Braintree, Massachusetts terminal and recommended a penalty of $218,500. The Company intends to vigorously contest the proposed fines and allegations.

      On June 28, 1999, PDVMR received a Finding of Violation ("FOV") from the EPA (Region V) for alleged violations of the federal benzene New Source Hazardous Air Pollutants regulations under the Federal Clean Air Act at the Lemont refinery operated by CITGO. PDVMR is currently in negotiations with the EPA concerning the FOV. While PDVMR does not expect this matter to have a material financial impact on the Company, it can reasonably anticipate proposed penalties to exceed $100,000.

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

      Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, the Company's operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

      Derivative Commodity and Financial Instruments - The Company enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on the Company's hedged inventory or future purchases and sales. In the three-month period ended March 31, 2000, there was no non-hedging activity.

      The Company has only limited involvement with other derivative financial instruments and does not currently use them for trading purposes. The Company has entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 2000, based on the estimated amount that the Company would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

      The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

6.       RELATED PARTY TRANSACTIONS

     CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries.

     These crude oil supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. As of March 31, 2000, PDVSA's deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, CITGO has been required to use alternative sources of crude oil. As a result, CITGO estimates that crude oil costs in the three months ended March 31, 2000 were higher by $5 million than what would have otherwise been the case. It is not possible to forecast future financial impacts of these reductions in crude oil deliveries on CITGO's costs because the correlation between crude oil and refined product prices is not constant over time. Additionally, because of numerous factors, including unpredictable changes in crude oil economics, the duration of the force majeure cannot be forecasted.

     These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the three months ended March 31, 2000, PDVSA did not deliver naphtha pursuant to two of the contracts and, as a result, naphtha costs, net of deemed margin, were higher by $1 million than what would have otherwise been the case.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the unaudited condensed consolidated financial statements of PDV America included elsewhere herein. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, dated March 30, 2000, for additional information and a description of factors which may cause substantial fluctuations in the earnings and cash flows of PDV America.

         In the first quarter ended March 31, 2000, PDV America generated net income of $43.7 million on revenue of $4.9 billion compared to net income of $78.3 million on revenues of $2.3 billion for the same period last year. Gross margin for the first quarter of 1999 benefited from the sale of inventories that were written down by $172 million at December 31, 1998, to reflect market prices at that time. (See "Gross margin").

         CITGO's revenue accounted for over 99% of PDV America's consolidated revenues in the first three months of 2000 and 1999. PDVMR's sales of $451 million for the three-month period ended March 31, 2000 were primarily to CITGO and, accordingly, these were eliminated in consolidation.

Results of Operations

         The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month periods ended March 31, 2000 and 1999:

                    PDV America's Sales Revenues and Volumes

                                                        Three Months                    Three Months
                                                      Ended March 31,                 Ended March 31,
                                                      2000       1999                 2000        1999
                                                      ----       ----                 ----        ----
                                                      ($ in millions)                   (MM gallons)

Gasoline                                              $ 2,655      $1,256                3,141      3,101
Jet fuel                                                  494         191                  611        536
Diesel/#2 fuel                                          1,094         452                1,380      1,309
Asphalt                                                    47          26                   77         70
Petrochemicals and industrial products                    391         196                  386        577
Lubricants and waxes                                      115         119                   56         68
                                                   -----------------------         -----------------------
        Total refined product sales                     4,796       2,240                5,651      5,661
Other sales                                                36          19
                                                   -----------------------         -----------------------
        Total sales                                   $ 4,832      $2,259                5,651      5,661
                                                   =======================         =======================

         The following table summarizes PDV America's cost of sales and operating expenses for the three-month periods ended March 31, 2000 and 1999:

               PDV America's Cost of Sales and Operating Expenses

                                                                 Three Months
                                                               Ended March 31,
                                                               ---------------
                                                               2000        1999
                                                               ----        ----
                                                               ($ in millions)

Crude oil                                                    $ 1,461       $ 604
Refined products                                               2,435       1,132
Intermediate feedstocks                                          317         137
Refining and manufacturing costs                                 251         248
Other operating costs, expenses and inventory changes (1)        241         65)
                                                           ---------------------
       Total cost of sales and operating expenses            $ 4,705     $ 2,056
                                                           ---------------------

(1) The three months ended March 31, 1999, includes the impact of the inventory valuation reserve of $172 million recorded at December 31, 1998. See "Gross Margin".


         Sales revenues and volumes. Sales increased $2.6 billion, or approximately 114%, in the three-month period ended March 31, 2000 as compared to the same period in 1999. This was due to an increase in average sales price of 115% and a decrease in sales volume of less than 1%. (See PDV America's Sales Revenues and Volumes table above.)

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2.6 billion or 129%, in the quarter ended March 31, 2000 as compared to the same period in 1999. (See PDV America's Cost of Sales and Operating Expenses table above.)

         The Company purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 52% and 55% of total cost of sales and operating expenses for the first quarters of 2000 and 1999, respectively. The Company estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that the Company can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from the Company produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, the Company does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of the Company which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements."

         Gross margin. The gross margin for the three-month period ended March 31, 2000 was approximately 2.3 cents per gallon, compared to approximately 3.6 cents per gallon for the same period in 1999. In the three-month period ended March 31, 2000, the revenue per gallon component increased approximately 114% while the cost per gallon component increased approximately 129%. As a result, the gross margin decreased approximately 1.3 cents on a per gallon basis in the quarter ended March 31, 2000 compared to the same period in 1999. Inventories at December 31, 1998 had been revalued resulting in a charge of $172 million to the results of operations for the year 1998. The sale of these revalued inventories during the first quarter of 1999 is the principal factor in the higher gross margins realized during the first quarter of 1999. At March 31, 2000 and 1999 estimated net market values of inventories exceeded historical cost, and accordingly, no valuation reserve was necessary.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the first quarter of 2000 by 20%, from $58 million in the first quarter of 1999 to $46 million in the first quarter of 2000. The decrease is principally due to the write-off of the bad debt reserve related to credit card receivables. The write-off was in connection with the sale of CITGO's proprietary consumer credit card receivables and related credit card program on March 1, 2000 as described below.

Liquidity and Capital Resources

         For the three-month period ended March 31, 2000, the Company's consolidated net cash provided by operating activities totaled approximately $282 million. Operating cash flows were derived from net income of $44 million, depreciation and amortization of $69 million, and changes in other assets and liabilities of $169 million.

         Net cash used in investing activities totaled $32 million for the three-month period ended March 31, 2000 consisting primarily of capital expenditures of $31 million (compared to $59 million for the same period in 1999). The decline in capital expenditures in the first quarter of 2000 compared to the first quarter of 1999 is due primarily to projects which are progressing more slowly than anticipated and projects which had to be postponed when the turnarounds with which they were associated were postponed.

         Net cash used in financing activities totaled $318 million for the three-month period ended March 31, 2000 consisting primarily of $447 million net repayment on revolving bank loans partially offset by proceeds from short-term borrowings of $131 million.

         As of March 31, 2000, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $550 million and $53 million of uncommitted short-term borrowing facilities with various banks and available borrowing capacity under PDVMR's revolving credit facility of $85 million. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Company's management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. In addition, PDV America intends that payments received from PDVSA under the Mirror Notes will provide funds to service PDV America's Senior Notes. The Company periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

         On March 1, 2000, CITGO sold its proprietary consumer credit card receivables and related credit card program to Associates First Capital Corporation ("Associates"). In this transaction, Associates acquired approximately $19 million in receivables from CITGO and $113 million from Royal Bank of Canada which had previously been purchased from CITGO under a revolving sale facility. In addition,

Associates acquired 1.2 million active consumer accounts. The sale did not affect CITGO's commercial or fleet credit card programs.

         The Company is in compliance with its obligations under its debt financing arrangements at March 31, 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Introduction. The Company has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. The Company does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at March 31, 2000, the Company was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualify as hedges, however, certain strategies that CITGO may use on commodity positions do not qualify as hedges.

                        Non Trading Commodity Derivatives
                        Open Positions at March 31, 2000

                                                                         Maturity     Number of      Contract   Market
       Commodity                           Derivative                      Date       Contracts      Value (2)  Value
       ---------                           ----------                      ----       ---------      ---------  -------
                                                                                                      ($ in millions)
                                                                                                     ------------------
No Lead Gasoline (1)      Futures Purchased                                2000          69            $ 2.5      $ 2.5
                          Futures Sold                                     2000          60            $ 2.1      $ 2.2
                          OTC Swap Options Purchased                       2000         1,500          $(0.5)       $ -
                          OTC Swap Options Sold                            2000         1,500          $ 0.5      $(0.1)
                          OTC Swaps (Pay Floating/Receive Fixed)(4)        2000          500           $14.0      $16.6

Heating Oil (1)           Futures Purchased                                2000          71            $ 1.8      $ 2.0
                          Futures Purchased                                2001          19            $ 0.5      $ 0.5
                          Futures Sold                                     2000          75            $ 2.4      $ 2.5
                          OTC Swaps (Pay Floating/Receive Fixed)(4)        2000          400           $ 9.7      $11.5
                          OTC Swaps (Pay Fixed/Receive Floating)(4)        2000          10            $ 0.2      $ 0.3

Crude Oil (1)             OTC Swaps (Pay Fixed/Receive Floating)(4)        2000          900           $21.0      $23.8

Natural Gas (3)           Futures Purchased                                2000          15            $ 0.4      $ 0.4

------------
(1)  1000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract
(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.





                        Non Trading Commodity Derivatives
                        Open Positions at March 31, 1999

                                                           Maturity     Number of         Contract   Market
       Commodity                   Derivative                Date       Contracts        Value (2)    Value
       ---------                   ----------                ----       ---------        ---------    -----
                                                                                          ($ in millions)
                                                                                          ---------------
No Lead Gasoline (1)      Futures Purchased                  1999           44            $ 1.0        $ 1.0
                          Futures Sold                       1999           25            $ 0.5        $ 0.5

Heating Oil (1)           Futures Purchased                  1999          117            $ 2.4        $ 2.2
                          Futures Sold                       1999           25            $ 0.4        $ 0.5
                          OTC Caps Purchased                 1999           60              $ -          $ -

Natural Gas (3)           Futures Purchased                  1999          150            $ 2.9        $ 3.2

------------
(1)  1000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At March 31, 2000, CITGO's primary exposures were to U.S. dollar, LIBOR and U.S. Treasury rates.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.


                      Non Trading Interest Rate Derivatives
                    Open Positions at March 31, 2000 and 1999

                                                                     Notional
                              Expiration         Fixed Rate          Principal
 Variable Rate Index             Date               Paid             Amount
 -------------------             ----               ----             ------

                                                                 ($ in millions)

One-month LIBOR             May 2000                6.28%            $ 25
J.J. Kenny                  May 2000                4.72%              25
J.J. Kenny                  February 2005           5.30%              12
J.J. Kenny                  February 2005           5.27%              15
J.J. Kenny                  February 2005           5.49%              15
                                                                     ----
                                                                     $ 92


         The fair value of the interest rate swap agreements in place at March 31, 2000, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                Debt Obligations
                                At March 31, 2000

                                                                              Expected Average
                                Fixed       Average Fixed       Variable          Variable
  Expected Maturities         Rate Debt     Interest Rate       Rate Debt      Interest Rate
  -------------------         ---------     -------------       ---------      -------------
                           ($ in millions)                   ($ in millions)

          2000                  $ 290           9.11%            $ 167             7.17%
          2001                     40           9.11%                7             7.54%
          2002                     36           8.78%                -             8.20%
          2003                    560           8.79%                -             8.54%
          2004                     31           8.02%               16             8.71%
       Thereafter                 391           8.02%              485             9.32%
                               ------           -----            -----             -----
         Total                 $1,348           8.29%            $ 675             8.77%
                               ======           =====            =====             =====

       Fair Value              $1,319                            $ 675
                               ======                            =====


                                Debt Obligations
                                At March 31, 1999

                                                                                  Expected
                                Fixed       Average Fixed        Variable     Average Variable
  Expected Maturities         Rate Debt     Interest Rate        Rate Debt     Interest Rate
  -------------------         ---------     -------------        ---------     -------------
                           ($ in millions)                    ($ in millions)

          1999                   $ 40           9.11%             $ 45             6.25%
          2000                    290           9.11%                7             6.34%
          2001                     40           9.11%                7             6.76%
          2002                     36           8.78%               76             7.18%
          2003                    559           8.79%               95             7.59%
       Thereafter                 422           8.02%              500             9.58%
                               ------           -----             ----             -----
         Total                 $1,387           8.34%             $730             8.98%
                               ======           =====             ====             =====

       Fair Value              $1,350                             $730
                               ======                             ====

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      The required information is incorporated by reference into Part II of this Report from Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits
               --------

               Exhibit No.                   Description
               -----------                   -----------

               27                            Financial Data Schedule (filed
                                             electronically only)

     (b)       Reports on Form 8-K:
               --------------------

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PDV AMERICA, INC.

Date:   May 12, 2000                /s/ Luis Centeno
                                   ------------------------------
                                        Luis Centeno
                                   President, Chief Executive and Financial
                                   Officer and Director

Date:   May 12, 2000                /s/ Jose I. Moreno
                                   ------------------------------
                                        Jose I. Moreno
                                   Secretary and Director