Form 10-Q
period 2000-06-30
PDV AMERICA INC
filed 2000-08-11
CIK 906422

United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2000

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


              Indicate by check mark whether the registrant (1) has
          filed all reports required to be filed by Section 13 or 15(d)
         of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                            ---

            Indicate the number of shares outstanding of each of the
               issuer's classes of common stock, as of the latest
                                practicable date.


Common Stock, $1.00 par value                                1,000
-----------------------------                                -----
          (Class)                                 (outstanding at July 31, 2000)

PDV AMERICA, INC.

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2000

TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------------

                                                                                                               Page
FACTORS AFFECTING FORWARD LOOKING STATEMENTS......................................................................1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.........................2

              Condensed Consolidated Statements of Income - Three and Six-Month Periods Ended
              June 30, 2000 and 1999..............................................................................3

              Condensed Consolidated Statement of Shareholder's Equity - Six-Month Period
              Ended June 30, 2000.................................................................................4

              Condensed Consolidated Statements of Cash Flows - Six-Month Periods Ended
              June 30, 2000 and 1999..............................................................................5

              Notes to the Condensed Consolidated Financial Statements............................................6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................13

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................17

PART II.       OTHER INFORMATION

   Item 1.    Legal Proceedings..................................................................................21

   Item 6.    Exhibits and Reports on Form 8-K...................................................................21

SIGNATURES.......................................................................................................22


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------


                                                                                 June 30,          December 31,
                                                                                   2000                1999
                                                                               (Unaudited)
                                                                            ------------------- --------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $      54,464        $     113,414
   Accounts receivable, net                                                          1,084,129            1,027,352
   Due from affiliates                                                                  60,197               42,340
   Inventories                                                                       1,139,154            1,097,923
   Current portion of notes receivable from PDVSA                                      250,000              250,000
   Prepaid expenses and other                                                           21,209               16,949
                                                                            ------------------- --------------------
         Total current assets                                                        2,609,153            2,547,978

NOTES RECEIVABLES FROM PDVSA AND AFFILIATE                                             798,000              798,000
PROPERTY, PLANT AND EQUIPMENT - NET                                                  3,365,021            3,417,815
RESTRICTED CASH                                                                              -                3,015
INVESTMENTS IN AFFILIATES                                                              732,149              758,812
OTHER ASSETS                                                                           248,473              219,946
                                                                            ------------------- --------------------
TOTAL ASSETS                                                                $        7,752,796       $    7,745,566
                                                                            =================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term bank loans                                                         $      34,000        $      16,000
   Accounts payable                                                                    883,129              780,660
   Due to affiliates                                                                   429,396              281,428
   Taxes other than income                                                             221,885              218,503
   Other current liabilities                                                           218,684              208,394
   Income taxes payable                                                                 52,829                6,367
   Current portion of deferred income taxes                                             19,456                9,716
   Current portion of long-term debt                                                   297,078              314,078
   Current portion of capital lease obligation                                          17,276               16,356
                                                                            ------------------- --------------------
         Total current liabilities                                                   2,173,733            1,851,502

LONG-TERM DEBT                                                                       1,561,894            2,010,223
CAPITAL LEASE OBLIGATION                                                                76,695               85,570
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                            210,654              212,871
OTHER NONCURRENT LIABILITIES                                                           221,445              230,189
DEFERRED INCOME TAXES                                                                  635,596              607,213
MINORITY INTEREST                                                                       31,102               29,710

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
   Common stock, $1.00 par value, 1,000 shares authorized,
      issued and outstanding                                                                 1                    1
   Additional capital                                                                1,532,435            1,532,435
   Retained earnings                                                                 1,312,455            1,189,066
   Accumulated other comprehensive income                                              (3,214)              (3,214)
                                                                            ------------------- --------------------
         Total shareholders' equity                                                  2,841,677            2,718,288
                                                                            ------------------- --------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                      $    7,752,796       $    7,745,566
                                                                            =================== ====================

(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------


                                                           Three Months                        Six Months
                                                          Ended June 30,                     Ended June 30,
                                                ----------------- ----------------- ---------------- -----------------
                                                      2000              1999             2000              1999
                                                ----------------- ----------------- ---------------- -----------------
REVENUES:
   Net sales                                        $  5,637,271     $   3,115,067    $  10,416,545     $   5,346,456
   Sales to affiliates                                    48,013            44,981          100,284            72,702
                                                ----------------- ----------------- ---------------- -----------------
                                                        5,685,284         3,160,048       10,516,829         5,419,158
   Equity in earnings (losses) of affiliates             (7,262)          (12,905)            3,565           (2,480)
   Interest income from affiliates                        21,387            20,524           42,703            40,869
   Other income (expense) - net                          (2,453)           (3,599)          (5,333)          (13,146)
                                                ----------------- ----------------- ---------------- -----------------
                                                        5,696,956         3,164,068       10,557,764         5,444,401
                                                ----------------- ----------------- ---------------- -----------------

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses                5,473,083         3,032,147       10,177,668         5,087,950
   Selling, general and administrative                    56,362            60,212          102,708           118,222
expenses
   Interest expense:
     Capital leases                                        2,866             3,279            5,733             6,558
     Other                                                37,427            36,993           75,130            74,540
   Minority interest                                         701              (19)            1,392               394
                                                ----------------- ----------------- ---------------- -----------------
                                                       5,570,439         3,132,612       10,362,631         5,287,664
                                                ----------------- ----------------- ---------------- -----------------

INCOME BEFORE INCOME TAXES                               126,517            31,456          195,133           156,737

INCOME TAXES                                              46,857             1,505           71,744            48,473

                                                ----------------- ----------------- ---------------- -----------------
     NET INCOME                                      $    79,660       $    29,951     $    123,389      $    108,264
                                                ================= ================= ================ =================



(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (Unaudited)
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                  Accumulated
                                              Common Stock                                           Other
                                                                 Additional       Retained        Comprehensive
                                            Shares    Amount       Capital        Earnings           Income          Total
                                          --------- ---------- -------------- --------------- ----------------- --------------

RETAINED EARNINGS,
DECEMBER 31, 1999                             1        $  1     $1,532,435     $1,189,066        $ (3,214)       $2,718,288

  Net income                                  -           -              -        123,389               -           123,389
                                           --------- ---------- -------------- --------------- ----------------- --------------

RETAINED EARNINGS, JUNE 30, 2000              1        $  1     $1,532,435     $1,312,455        $ (3,214)       $2,841,677
                                           ========= ========== ============== =============== ================= ==============

(See Notes to the Condensed Consolidated Financial Statements.)


PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------- ----------------------------------------


                                                                                   Six Months Ended June 30,
                                                                            ----------------------------------------
                                                                                    2000                1999
                                                                            ------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES                                              $    489,194         $    108,465
                                                                            ------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (61,847)            (118,682)
   Proceeds from sale of property, plant and equipment                                   4,028                3,894
   Decrease (Increase) in restricted cash                                                3,015                (254)
   Loans to LYONDELL-CITGO Refining LP                                                (25,130)             (17,000)
   Investments in LYONDELL-CITGO Refining LP                                           (4,700)                    -
   Investments in and advances to other affiliates                                     (8,000)              (2,712)
                                                                            ------------------- --------------------
       Net cash used in investing activities                                          (92,634)            (134,754)
                                                                            ------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments on) proceeds from revolving bank loans                            (462,000)                3,000
   Net proceeds from short-term bank loans                                              18,000               97,000
   Proceeds from issuance of tax-exempt bonds                                                -               25,000
   Payments on taxable bonds                                                                 -             (25,000)
   Dividend to parent                                                                        -             (22,015)
   Repayments of other debt                                                            (3,556)              (3,556)
   Payments of capital lease obligations                                               (7,954)              (7,130)
                                                                             ------------------- --------------------
       Net cash (used in) provided by financing activities                           (455,510)               67,299
                                                                             ------------------- --------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (58,950)               41,010

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         113,414               34,822
                                                                            ------------------- --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     54,464         $     75,832
                                                                            =================== ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest (net of amount capitalized)                                       $     81,015         $     86,004
                                                                            =================== ====================
       Income taxes, net of refunds of $15,008 and $30,000                        $    (12,776)        $    (28,080)
                                                                            =================== ====================


(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The financial information for PDV America, Inc. ("PDV America" or the "Company") subsequent to December 31, 1999 and with respect to the interim three-month and six-month periods ended June 30, 2000 and 1999 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, dated March 30, 2000, for additional information.

      The condensed consolidated financial statements include the accounts of PDV America, its wholly owned subsidiaries, CITGO Petroleum Corporation ("CITGO") and its wholly owned subsidiaries and Cit-Con Oil Corporation, which is 65% owned by CITGO, VPHI Midwest, Inc. ("Midwest") and its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR"), and PDV USA, Inc. ("PDV USA") (collectively, the "Companies").

2.    INVENTORIES

      Inventories, primarily at LIFO, consist of the following:

                                                                    June 30,              December 31,
                                                                      2000                    1999
                                                                   (Unaudited)
                                                                ------------------     -------------------
                                                                             (000's omitted)
       Refined products                                             $  849,102              $   814,785
       Crude oil                                                       218,864                  215,248
       Materials and supplies                                           71,188                   67,890
                                                                    ------------            -----------
                                                                    $ 1,139,154             $ 1,097,923
                                                                    ============            ===========

3.    LONG-TERM DEBT

                                                                                      June 30,        December 31,
                                                                                        2000              1999
                                                                                    (Unaudited)
                                                                                 ------------------------------------
                                                                                          (000's omitted)
       Revolving bank loans - CITGO                                                $        -         $   345,000

       Revolving bank loan - PDVMR                                                          -             117,000

       Senior Notes $200 million face amount, due 2006 with
          interest rate of 7.875%                                                     199,822             199,806

       Senior Notes $750 million face amount, due 2000 and 2003 with interest
          rates from 7.75% to 7.875%                                                  748,378             748,151

       Private Placement Senior Notes, due 2000 to 2006 with interest rates from
          9.03% to 9.30%                                                              136,688             136,688

       Master Shelf Agreement Senior Notes, due 2002 to 2009 with interest rates
          from 7.17% to 8.94%                                                         260,000             260,000

       Tax Exempt Bonds, due 2004 to 2029 with variable
          and fixed interest rates                                                    325,370             325,370

       Taxable Bonds, due 2026 to 2028 with variable interest rates                   178,000             178,000

       Cit-Con bank credit agreement
                                                                                       10,714              14,286
                                                                                   -----------         ----------
                                                                                    1,858,972           2,324,301
       Current portion of long-term debt                                              297,078             314,078
                                                                                   -----------         ----------
                                                                                   $1,561,894          $2,010,223
                                                                                   ===========         ==========

      At June 30, 2000, the net year to date repayments on the revolving bank loans were $462 million.

      On May 10, 2000, CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

4.    INVESTMENT IN LYONDELL-CITGO REFINING LP

      LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell Chemical Company (the "Owners"). The heavy crude oil processed by the Houston refinery is supplied by Petroleos de Venezuela, S.A. (together with its subsidiaries, "PDVSA") under a long-term crude oil supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract.

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

      CITGO has notes receivable from LYONDELL-CITGO which total $53 million and $28 million at June 30, 2000 and December 31, 1999, respectively. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                            June 30,            December 31,
                                                              2000                 1999
                                                          ----------------    ----------------
                                                           (Unaudited)
                                                                   (000s omitted)
       Carrying value of investment                         $  536,079          $  560,227
       Notes receivable                                         53,385              28,255
       Participation interest                                      41%                 41%

       Summary of financial position:
          Current assets                                    $  336,004          $  219,365
          Non current assets                                 1,402,042           1,405,879
          Current liabilities                                  847,093             696,661
          Non current liabilities                              350,219             316,492
          Member's equity                                      540,734             612,091

                                                              Six Months Ended June 30,
                                                              2000                1999
                                                         ----------------    ----------------
                                                                     (Unaudited)
                                                                   (000's omitted)
       Equity in net loss                                   $   (5,711)         $  (14,109)
       Cash distribution received                               23,137              22,412

       Summary of operating results:
          Revenue                                           $1,760,190          $  913,957
          Gross profit                                          55,692              30,315
          Net loss                                                (480)            (23,107)

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

      In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the incident. Approximately 1,300 of these claims have been resolved for amounts that individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial of one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount. Another lawsuit, involving five plaintiffs was settled during trial for amounts that were not material. There are no other trials on these claims scheduled to take place until mid-2001.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. CITGO has contracted to purchase all of the 275 properties included in the lawsuit that are in an area adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. Related to this purchase, $15.7 million was expensed in 1997. The trial judge recently ruled, over CITGO's objections, that a settlement agreement CITGO entered into in September 1997 and subsequently withdrew from, which provided for settlement of the remaining property damage claims for $5 million is enforceable. CITGO has asked the court to reconsider its ruling. The trial against CITGO of these remaining claims has been postponed indefinitely. Two related personal injury and wrongful death lawsuits were filed against CITGO in 1996 and are scheduled for trial in 2001.

      Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. The first trial in this case, which involved two plaintiffs, began in October 1999 and resulted in verdicts for the Company. The Court granted the Company's motion for summary judgment with respect to another group of claims; this action has been appealed to the Fifth Circuit Court of Appeals. Trials of all the remaining cases have been taken off the trial court's docket pending this appeal.

      Four former UNO-VEN Company ("UNO-VEN") marketers have filed a class action complaint against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's 1997 acquisition of Union Oil Company of California's interest in UNO-VEN. This class action has been certified for liability purposes. The lawsuit is pending in U.S. District Court in Wisconsin and is presently in the discovery phase.

      PDVMR and the Company, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including this matter.

      CITGO is among defendants to lawsuits in North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. A similar case in California has been settled for an immaterial amount. The North Carolina case, filed in January 1999, and the New York case, filed in January 2000 are putative class actions on behalf of owners of water wells and other drinking water supplies in such states. The Illinois class action, filed in April 2000, purports to be on behalf of well owners in sixteen states. All of these actions allege that MTBE poses public health risks. The suits seek damages as well as remediation of the alleged contamination. These matters are in early stages of discovery. CITGO has denied all of the allegations and is pursuing its defenses.

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

      The Texas Natural Resources Conservation Commission ("TNRCC") conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. TNRCC has issued Notices of Violation ("NOV") related to each of the reviews and has proposed fines of approximately $970,000 based on the 1998 review and $700,000 based on the 1999 review. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. The Company is currently reviewing the alleged violations and intends to vigorously protest the alleged violations and proposed fines.

      In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter.

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

      Derivative Commodity and Financial Instruments - The Company enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on the Company's hedged inventory or future purchases and sales. In the six-month period ended June 30, 2000, there was no non-hedging activity.

      The Company has only limited involvement with other derivative financial instruments and does not currently use them for trading purposes. The Company has entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 2000, based on the estimated amount that the Company would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

      The commodity instruments increased cost of sales and operating expenses and decreased pretax earnings by $5 million for the quarter and $6 million for the six months ended June 30, 2000. The commodity instruments did not have a material impact on cost of sales and operating expenses or pretax earnings in the quarter or the six months ended June 30, 1999. The impact of the interest rate swaps on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented.

6.    RELATED PARTY TRANSACTIONS

      CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions that entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. As of June 30, 2000, PDVSA's deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, CITGO has been required to use alternative sources of crude oil, which resulted in lower operating margins. It is not possible to forecast future financial impacts of these reductions in crude oil deliveries on CITGO's costs because the correlation between crude oil and refined product prices is not constant over time. Additionally, due to changes in crude oil economics, among other things, the duration of the force majeure cannot be forecasted.

      These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the six months ended June 30, 2000, PDVSA did not deliver naphtha pursuant to two of the contracts. As a result, the Company has been required to use alternative sources of naphtha, which resulted in lower operating margins. There was no shortfall in the naphtha deliveries in the six months ended June 30, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the unaudited condensed consolidated financial statements of PDV America included elsewhere herein. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, dated March 30, 2000, for additional information and a description of factors that may cause substantial fluctuations in the earnings and cash flows of PDV America.

         In the quarter ended June 30, 2000, PDV America generated net income of $79.7 million on revenue of $5.7 billion compared to net income of $30.0 million on revenues of $3.2 billion for the same period last year. In the six months ended June 30, 2000, the Company generated net income of $123.4 million on revenue of $10.6 billion compared to net income of $108.3 million on revenues of $5.4 billion for the same period last year. Gross margin for the first six months of 1999 benefited from the sale of inventories that were written down by $172 million at December 31, 1998, to reflect market prices at that time. (See "Gross margin").

         CITGO's revenue accounted for over 99% of PDV America's consolidated revenues for all periods presented. PDVMR's sales in all periods presented were primarily to CITGO and, accordingly, have been eliminated in consolidation.

Results of Operations

         The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month and six-month periods ended June 30, 2000 and 1999:

                                               PDV America's Sales Revenues and Volumes

                                           Three months         Six months         Three months          Six months
                                          Ended June 30,      Ended June 30,      Ended June 30,       Ended June 30,
                                          ----------------    ---------------     ------------------   ----------------
                                            2000    1999       2000     1999       2000       1999       2000    1999
                                          -------  -------    -------  ------     -------    -------   -------  -------
                                          ($ in millions)     ($ in millions)         MM gallons           MM gallons
Gasoline                                  $3,441    $1,878    $ 6,096  $3,134      3,650      3,386     6,791     6,487
Jet Fuel                                     440       238        934     429        571        535     1,182     1,071
Diesel/#2 fuel                             1,030       560      2,124   1,012      1,338      1,293     2,718     2,602
Asphalt                                      166        93        213     119        244        227       321       297
Petrochemicals and industrial products       461       236        852     432        430        469       816     1,046
Lubricants and waxes                         139       122        254     241         72         75       128       143
                                          ------    ------    -------  ------      -----      -----    ------    ------
   Total refined product sales             5,677     3,127     10,473   5,367      6,305      5,985    11,956    11,646
Other sales                                    8        33         47     52
                                          ------    ------    -------  ------      -----      -----    ------    ------
   Total Sales                            $5,685    $3,160    $10,517  $5,419      6,305      5,985    11,956    11,646
                                          ======    ======    =======  ======      =====      =====    ======    ======

         The following table summarizes PDV America's cost of sales and operating expenses for the three-month and six-month periods ended June 30, 2000 and 1999:

                              PDV America's Cost of Sales and Operating Expenses

                                                              Three months                    Six months
                                                             Ended June 30,                 Ended June 30,
                                                        ------------------------        ------------------------
                                                          2000            1999            2000            1999
                                                        ---------      ---------        ---------      ---------
                                                             ($ in millions)                ($ in millions)
Crude oil                                               $   1,706      $     875        $   3,167      $   1,479
Refined products                                            3,005          1,577            5,440          2,709
Intermediate feedstocks                                       432            205              749            342
Refining and manufacturing costs                              267            245              518            493
Other operating costs, expense and inventory
  changes(1)                                                   63            130              304             65
                                                        ---------      ---------        ---------      ---------
   Total cost of sales and operating expenses           $   5,473      $   3,032        $  10,178      $   5,088
                                                        =========      =========        =========      =========



(1)  The six months ended June 30, 1999, includes the impact of the inventory valuation reserve of $172 million recorded at December 31, 1998.  See "Gross Margin."



         Sales revenues and volumes. Sales increased $2.5 billion, or approximately 80%, in the three-month period ended June 30, 2000 as compared to the same period in 1999. This was due to an increase in average sales price of 71% and an increase in sales volume of 5%. Sales increased $5.1 billion, or approximately 94%, in the six-month period ended June 30, 2000 as compared to the same period in 1999. This was due to an increase in average sales price of 89% and an increase in sales volume of 3%. (See PDV America's Sales Revenues and Volumes table above.)

         Equity in earnings (losses) of affiliates. Equity in earnings (losses) of affiliates increased by $5.6 million for the three-month period ended June 30, 2000 and increased $6.0 million for the six-month period ended June 30, 2000 as compared to the same periods in 1999. The increase was primarily due to the change in the earnings of LYONDELL-CITGO. CITGO's share of these earnings increased $9 million, from $(14) million in the first six months of 1999 to $(5) million in the first six months of 2000. The six-month periods in both 2000 and 1999 experienced lower crude processing rates. In 2000, this was due to a major planned turnaround. In 1999, it was due to unplanned production unit outages. However, the improvement in 2000 compared to 1999 was primarily due to higher margins reflecting a stronger gasoline market in the first six months of 2000.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2.4 billion or 81%, in the quarter ended June 30, 2000 as compared to the same period in 1999. Cost of sales and operating expenses increased by $5.1 billion or 100%, in the six months ended June 30, 2000 as compared to the same period in 1999. (See PDV America's Cost of Sales and Operating Expenses table above.)

         The invocation of the force majeure clause in the Company's crude oil supply contracts resulted in an increase of an estimated $5 million in crude oil costs for the six months ended June 30, 2000. However, the Company believes that such force majeure provisions did not have a material effect on crude oil costs for the three months ended June 30, 2000. It is estimated that force majeure provisions in the Company's crude oil supply contracts resulted in an increase in crude oil costs for the three months and six months ended June 30, 1999 of $13 million and $17 million, respectively. During the six months ended June 30, 2000, PDVSA did not deliver naphtha pursuant to two of the contracts. This resulted in an increase in naphtha costs, net of deemed margin, by $2 million and $3 million for the three months and six months ended June 30, 2000. There was no shortfall in the naphta deliveries in the six months ended June 30, 1999. (See "Related Party Transactions.")

         The Company purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 55% and 52% of total cost of sales and operating expenses for the second quarters of 2000 and 1999, respectively, and 53% for the first six months of 2000 and 1999. The Company estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that the Company can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from the Company produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, the Company does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of the Company which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements."

         Gross margin. The gross margin for the three-month period ended June 30, 2000 was approximately $212 million or 3.7%, compared to $128 million or 4.0% for the same period in 1999. The gross margin for the six-month period ended June 30, 2000 was $339 million or 3.2%, compared to $331 million or 6.1% for the same period in 1999. In the three-month period ended June 30, 2000, the revenue and cost per gallon component increased approximately 71%. In the six-month period ended June 30, 2000, the revenue per gallon component increased approximately 89% while the cost per gallon component increased approximately 94%. Inventories at December 31, 1998 had been revalued resulting in a charge of $172 million to the results of operations for the year 1998. The sale of these revalued inventories during the first quarter of 1999 is the principal factor in the higher gross margins realized during the first quarter of 1999. At June 30, 2000 and 1999 estimated net market values of inventories exceeded historical cost, and accordingly, no valuation reserve was necessary.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the second quarter of 2000 by 6%, from $60 million in the second quarter of 1999 to $56 million in the second quarter of 2000. Selling, general and administrative expenses decreased in the first six months of 2000 by 13%, from $118 million in the first six months of 1999 to $103 million in the first six months of 2000. The decrease is principally due to the decrease in professional and consulting fees and the recovery of the bad debt reserve related to credit card receivables. The recovery was in connection with the sale of CITGO's proprietary consumer credit card receivables and related credit card program on March 1, 2000 as described below.

Liquidity and Capital Resources

         For the six-month period ended June 30, 2000, the Company's consolidated net cash provided by operating activities totaled approximately $489 million. Operating cash flows were derived from net income of $123 million, depreciation and amortization of $138 million, and changes in other assets and liabilities of $228 million.

         Net cash used in investing activities totaled $93 million for the six-month period ended June 30, 2000 consisting primarily of capital expenditures of $62 million (compared to $119 million for the same period in 1999). The decline in capital expenditures in the first six months of 2000 compared to the first six months of 1999 is due primarily to projects which are progressing more slowly than anticipated. Total capital expenditures for the year are currently estimated to be approximately $160 million. This is approximately 65% of 1999 capital expenditures. In addition, CITGO has loaned $25 million to LYONDELL-CITGO in the six-month period ended June 30, 2000.

         Net cash used in financing activities totaled $456 million for the six-month period ended June 30, 2000 consisting primarily of $462 million net repayment on revolving bank loans and available borrowing capacity under PDVMR's revolving credit facility of $100 million.

         As of June 30, 2000, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $550 million, $186 million of uncommitted short-term borrowing facilities with various banks and available borrowing capacity under PDVMR's revolving credit facility of $100 million. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Company's management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. In addition, PDV America intends that payments received from PDVSA under the Mirror Notes will provide funds to service PDV America's Senior Notes. The Company periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

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

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement has a minimum term of one year and is renewable for successive annual terms by mutual agreement. $225 million has been sold under this amended agreement as of June 30, 2000. Proceeds from the sale were used for general corporate purposes.

         The Company is in compliance with its obligations under its debt financing arrangements at June 30, 2000.

New Accounting Standard

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), an amendment of SFAS No. 133, was issued. The statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The Company has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, as amended by SFAS No. 138, which is required no later than January 1, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Introduction. The Company has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. The Company does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at June 30, 2000, The Company was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

Commodity Instruments. The Company balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualify as hedges, however, certain strategies that CITGO may use on commodity positions do not qualify as hedges.

                                                 Non Trading Commodity Derivatives
                                                  Open Positions at June 30, 2000


                                                                         Maturity     Number of   Contract    Market
         Commodity                          Derivative                     Date       Contracts   Value (2)   Value
         ---------                          ----------                     ----       ---------   ---------   ------
                                                                                                    ($ in millions)
                                                                                                  ---------   ------
No Lead Gasoline(1)          Futures Sold                                   2000          100     $  4.1      $  4.2
                             OTC Swap Options Purchased                     2000          500     $   -       $   -
                             OTC Swap Options Sold                          2000          500     $   -       $   -
                             OTC Swaps (Pay Floating/Received Fixed)(4)     2000        1,500     $ 55.7      $ 58.6

Heating Oil(1)               Futures Purchased                              2000          188     $  9.0      $ 10.1
                             Futures Purchased                              2001          337     $  6.9      $  7.6
                             Futures Sold                                   2000           25     $  0.9      $  0.9
                             OTC Swaps (Pay Floating/Received Fixed)(4)     2000           29     $  0.8      $  0.6

Crude Oil(1)                 Futures Sold                                   2000          300     $  9.2      $  9.8
                             OTC Swaps (Pay Floating/Received Fixed)(4)     2000        3,400     $104.9      $110.5

Natural Gas(3)               Futures Purchased                              2000           23     $  0.9      $  1.0

----------

(1)  1000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract
(4)  Floating price based on market index designated in contract; fixed price agreed upon at date of contract.


                                                 Non Trading Commodity Derivatives
                                                  Open Positions at June 30, 1999


                                                                         Maturity     Number of   Contract    Market
         Commodity                          Derivative                     Date       Contracts   Value (2)   Value
         ---------                          ----------                     ----       ---------   ---------   ------
                                                                                                    ($ in millions)
                                                                                                  ---------   ------
No Lead Gasoline(1)          Futures Purchased                              1999            5     $  0.1      $0.1
                             Futures Sold                                   1999           25     $  0.5      $0.6

Heating Oil(1)               Futures Purchased                              1999          242     $  4.7      $5.0
                             Futures Purchased                              2000           12     $  0.2      $0.3
                             Futures Sold                                   1999           50     $  1.0      $1.0
                             OTC Swaps                                      1999           14     $  0.3      $0.3
                             OTC Swaps                                      2000           17     $  0.3      $0.4

Natural Gas(3)               Futures Purchased                              1999           79     $  1.6      $2.0

----------

(1)  1000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract


         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40% to 60% fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At June 30, 2000, CITGO's primary exposures were to U.S. dollar, LIBOR and U.S. Treasury rates.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.


                     Non Trading Interest Rate Derivatives
                        Open Positions at June 30, 2000


                                                                  Notional
                            Expiration      Fixed Rate           Principal
Variable Rate Index             Date           Paid                Amount
-------------------             ----           ----                ------
                                                              ($ in millions)

J.J. Kenny                    February 2005     5.30%                 12
J.J. Kenny                    February 2005     5.27%                 15
J.J. Kenny                    February 2005     5.49%                 15
                                                                     ---
                                                                     $42
                                                                     ===


                     Non Trading Interest Rate Derivatives
                        Open Positions at June 30, 1999


                                                                  Notional
                            Expiration      Fixed Rate           Principal
Variable Rate Index             Date           Paid                Amount
-------------------             ----           ----                ------
                                                              ($ in millions)

One-month LIBOR               May 2000          6.28%                $25
J.J. Kenny                    May 2000          4.72%                 25
J.J. Kenny                    February 2005     5.30%                 12
J.J. Kenny                    February 2005     5.27%                 15
J.J. Kenny                    February 2005     5.49%                 15
                                                                     ---
                                                                     $92
                                                                     ===



         The fair value of the interest rate swap agreements in place at June 30, 2000, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million.

For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                        Debt Obligations
                                        At June 30, 2000

                                                                              Expected Average
                                Fixed       Average Fixed       Variable          Variable
  Expected Maturities         Rate Debt     Interest Rate       Rate Debt      Interest Rate
  -------------------         ---------     -------------       ---------     ----------------
                          ($ in millions)                    ($ in millions)
          2000                 $  290           7.94%            $  38             7.04%
          2001                     40           9.11%                7             7.46%
          2002                     36           8.78%                -             7.99%
          2003                    560           7.98%                -             8.27%
          2004                     31           8.02%               16             8.52%
       Thereafter                 391           8.02%              484             9.29%
                              -------           -----            -----             -----
         Total                 $1,348           8.04%            $ 545             9.09%
                              =======           =====            =====             =====

       Fair Value              $1,345                            $ 545
                              =======                            =====


                                        Debt Obligations
                                        At June 30, 1999

                                                                                  Expected
                                Fixed       Average Fixed        Variable     Average Variable
  Expected Maturities         Rate Debt     Interest Rate        Rate Debt     Interest Rate
  -------------------         ---------     -------------       ---------     ----------------
                           ($ in millions)                    ($ in millions)
          1999                 $   40           9.11%            $ 138             5.49%
          2000                    290           7.94%                7             6.06%
          2001                     40           9.11%                7             6.81%
          2002                     36           8.78%              113             7.17%
          2003                    559           7.98%              100             7.53%
        Thereafter                422           8.02%              500             9.23%
                              -------           -----            -----             -----
          Total                $1,387           8.07%            $ 865             8.12%
                              =======           =====            =====             =====
        Fair Value             $1,328                            $ 865
                              =======                            =====

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      The required information is incorporated by reference into Part II of this Report from Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits
         --------

         Exhibit No.               Description
         ----------                --------------
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


                                        PDV AMERICA, INC.




Date:   August 11, 2000                        /s/ Luis Centeno
                                        ----------------------------------------
                                                   Luis Centeno
                                        President, Chief Executive and Financial
                                        Officer and Director


Date:   August 11, 2000                        /s/ Jose I. Moreno
                                        ----------------------------------------
                                                   Jose I. Moreno
                                                   Secretary and Director