Form 10-Q
period 2000-09-30
PDV AMERICA INC
filed 2000-11-13
CIK 906422

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2000

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


                                      N.A.
          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1.00 par value                                1,000
             (Class)                           (outstanding at October 31, 2000)


================================================================================

PDV AMERICA, INC. AND SUBSIDIARIES

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2000

TABLE OF CONTENTS
------------------------------------------------------------------------------------------------------------------------


                                                                                                                 Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS......................................................................1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999....................2

              Condensed Consolidated Statements of Income - Three and Nine-Month Periods Ended
              September 30, 2000 and 1999.........................................................................3

              Condensed Consolidated Statement of Shareholder's Equity - Nine-Month Period
              Ended September 30, 2000............................................................................4

              Condensed Consolidated Statements of Cash Flows - Nine-Month Periods Ended
              September 30, 2000 and 1999.........................................................................5

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

PART II.       OTHER INFORMATION

   Item 1.    Legal Proceedings..................................................................................21

   Item 6.    Exhibits and Reports on Form 8-K...................................................................21

SIGNATURES.......................................................................................................22

------------------------------------------------------------------------------------------------------------------------

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------


                                                                                September 30,          December 31,
                                                                                   2000                    1999
                                                                               (Unaudited)
                                                                            ------------------- --------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $      95,516        $     113,414
   Accounts receivable, net                                                          1,153,547            1,027,352
   Due from affiliates                                                                  12,490               42,340
   Inventories                                                                       1,184,874            1,097,923
   Current portion of notes receivable from PDVSA                                            -              250,000
   Prepaid expenses and other                                                           17,573               16,949
                                                                            ------------------- --------------------
         Total current assets                                                        2,464,000            2,547,978

NOTES RECEIVABLE FROM PDVSA AND AFFILIATE                                              798,000              798,000
PROPERTY, PLANT AND EQUIPMENT - Net                                                  3,332,399            3,417,815
RESTRICTED CASH                                                                              -                3,015
INVESTMENTS IN AFFILIATES                                                              745,481              758,812
OTHER ASSETS                                                                           225,817              219,946
                                                                            ------------------- --------------------
TOTAL ASSETS                                                                $        7,565,697       $    7,745,566
                                                                            =================== ====================

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
   Short-term bank loans                                                    $                -       $       16,000
   Accounts payable                                                                    906,641              780,660
   Payables to affiliates                                                              398,425              281,428
   Taxes other than income                                                             192,903              218,503
   Other current liabilities                                                           222,681              208,394
   Income taxes payable                                                                 44,550                6,367
   Current portion of deferred income taxes                                              4,916                9,716
   Current portion of long-term debt                                                    47,078              314,078
   Current portion of capital lease obligation                                          17,276               16,356
                                                                            ------------------- --------------------
         Total current liabilities                                                   1,834,470            1,851,502

LONG-TERM DEBT                                                                       1,560,234            2,010,223
CAPITAL LEASE OBLIGATION                                                                76,695               85,570
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                            209,506              212,871
OTHER NONCURRENT LIABILITIES                                                           213,580              230,189
DEFERRED INCOME TAXES                                                                  677,726              607,213
MINORITY INTEREST                                                                       31,565               29,710

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDER'S EQUITY:
   Common stock - $1.00 par value, 1,000 shares authorized,
      issued and outstanding                                                                 1                    1
   Additional capital                                                                1,532,435            1,532,435
   Retained earnings                                                                 1,432,699            1,189,066
   Accumulated other comprehensive income                                               (3,214)              (3,214)
                                                                            ------------------- --------------------
         Total shareholder's equity                                                  2,961,921            2,718,288
                                                                            ------------------- --------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                      $    7,565,697       $    7,745,566
                                                                            =================== ====================

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------


                                                           Three Months                       Nine Months
                                                          Ended September 30,                Ended September 30,
                                                ----------------- ----------------- ---------------- -----------------
                                                      2000              1999             2000              1999
                                                ----------------- ----------------- ---------------- -----------------
REVENUES:
   Net sales                                        $  5,824,304     $   3,623,953    $  16,240,849     $   8,970,409
   Sales to affiliates                                    58,415            49,381          158,699           122,083
                                                ----------------- ----------------- ---------------- -----------------
                                                       5,882,719         3,673,334       16,399,548         9,092,492
   Equity in earnings (losses) of affiliates              27,692            13,274           31,257            10,794
   Interest income from affiliates                        18,158            21,697           60,861            62,566
   Other income (expense) - net                           (5,740)           (4,853)         (11,073)          (17,999)
                                                ----------------- ----------------- ---------------- -----------------
                                                       5,922,829         3,703,452       16,480,593         9,147,853
                                                ----------------- ----------------- ---------------- -----------------

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses                5,646,224         3,542,097       15,823,892         8,630,047
   Selling, general and administrative                    58,546            53,411          161,254           171,633
     expenses
   Interest expense:
     Capital leases                                        2,643             3,078            8,376             9,636
     Other                                                32,718            39,183          107,848           113,723
   Minority interest                                         463              (42)            1,855               352
                                                ----------------- ----------------- ---------------- -----------------
                                                       5,740,594         3,637,727       16,103,225         8,925,391
                                                ----------------- ----------------- ---------------- -----------------

INCOME BEFORE INCOME TAXES                               182,235            65,725          377,368           222,462

INCOME TAXES                                              60,991            25,274          132,735            73,747

                                                ----------------- ----------------- ---------------- -----------------
NET INCOME                                           $   121,244       $    40,451     $    244,633      $    148,715
                                                ================= ================= ================ =================



See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)
(Dollars and Shares in Thousands)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                  Accumulated
                                              Common Stock                                           Other
                                                                 Additional       Retained        Comprehensive
                                            Shares    Amount       Capital        Earnings           Income          Total
                                          --------- ---------- -------------- --------------- ----------------- --------------

RETAINED EARNINGS,
DECEMBER 31, 1999                             1        $  1     $1,532,435     $1,189,066        $ (3,214)       $2,718,288

  Net income                                  -           -              -        244,633               -           244,633
  Dividend paid                               -           -              -         (1,000)              -            (1,000)

                                           --------- ---------- -------------- --------------- ----------------- --------------

RETAINED EARNINGS,
SEPTEMBER 30, 2000                            1        $  1     $1,532,435     $1,432,699        $ (3,214)       $2,961,921
                                           ========= ========== ============== =============== ================= ==============

See notes to condensed consolidated financial statements.


PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                  Nine Months Ended September 30,
                                                                            ----------------------------------------
                                                                                    2000                1999
                                                                            ------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES                                              $    588,340         $     22,474
                                                                            ------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (87,949)            (181,191)
   Proceeds from sale of property, plant and equipment                                   4,208               10,815
   Proceeds from maturity of Mirror Notes                                              250,000                   -
   Note Receivable from affiliate                                                            -              (38,000)
   Decrease in restricted cash                                                           3,015                6,459
   Proceeds from sale of investment                                                          -                4,980
   Loans to LYONDELL-CITGO Refining LP                                                  (7,024)             (19,700)
   Investment in LYONDELL-CITGO Refining LP                                            (10,700)                   -
   Investments in and advances to other affiliates                                     (15,500)              (4,212)
                                                                            ------------------- --------------------
       Net cash provided by (used in) investing activities                             136,050             (220,849)
                                                                            ------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments on) proceeds from revolving bank loans                             (462,000)             181,000
   Net (repayments on) proceeds from short-term bank loans                             (16,000)              55,000
   Proceeds from issuance of tax-exempt bonds                                                -               25,000
   Payments on taxable bonds                                                                 -              (25,000)
   Payments on Senior Notes                                                           (250,000)                   -
   Dividend paid                                                                        (1,000)             (22,015)
   Repayments of other debt                                                             (5,334)              (4,683)
   Payments of capital lease obligations                                                (7,954)              (7,130)
                                                                             ------------------- --------------------
       Net cash (used in) provided by financing activities                            (742,288)             202,172
                                                                             ------------------- --------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (17,898)               3,797

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         113,414               34,822
                                                                            ------------------- --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     95,516         $     38,619
                                                                            =================== ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Interest, net of amounts capitalized                                       $    123,106         $    116,552
                                                                            =================== ====================
       Income taxes, net of refunds of $15,008 and $30,052                        $     28,971         $    (27,672)
                                                                            =================== ====================


See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The financial information for PDV America, Inc. ("PDV America") subsequent to December 31, 1999 and with respect to the interim three-month and nine-month periods ended September 30, 2000 and 1999 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, dated March 30, 2000, for additional information.

      The condensed consolidated financial statements include the accounts of PDV America, its wholly owned subsidiaries, CITGO Petroleum Corporation ("CITGO") and its wholly owned subsidiaries Cit-Con Oil Corporation, which is 65% owned by CITGO, VPHI Midwest, Inc. ("Midwest") and its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR") and PDV USA, Inc. ("PDV USA") (collectively, "the Company").

2.    INVENTORIES

      Inventories, primarily at LIFO, consist of the following:


                                                                   September 30,          December 31,
                                                                      2000                    1999
                                                                   (Unaudited)
                                                                ------------------     -------------------
                                                                             (000's omitted)
       Refined products                                             $  827,555              $   814,785
       Crude oil                                                       283,548                  215,248
       Materials and supplies                                           73,771                   67,890
                                                                    ------------            -----------
                                                                    $ 1,184,874             $ 1,097,923
                                                                    ============            ===========

3.    LONG-TERM DEBT


                                                                                   September 30,        December 31,
                                                                                        2000              1999
                                                                                    (Unaudited)
                                                                                 ------------------------------------
                                                                                          (000's omitted)
       Revolving bank loans - CITGO                                                $        -         $   345,000

       Revolving bank loan - PDVMR                                                          -             117,000

       Senior Notes $200 million face amount, due 2006 with
          interest rate of 7.875%                                                     199,829             199,806

       Senior Notes $500 million face amount, due 2003 with interest
          rate of 7.875%                                                              498,496             748,151

       Private Placement Senior Notes, due 2000 to 2006 with interest rates from
          9.03% to 9.30%                                                              136,688             136,688

       Master Shelf Agreement Senior Notes, due 2002 to 2009 with interest rates
          from 7.17% to 8.94%                                                         260,000             260,000

       Tax Exempt Bonds, due 2004 to 2029 with variable
          and fixed interest rates                                                    325,370             325,370

       Taxable Bonds, due 2026 to 2028 with variable interest rates                   178,000             178,000

       Cit-Con bank credit agreement
                                                                                        8,929              14,286
                                                                                   -----------         ----------
                                                                                    1,607,312           2,324,301
       Current portion of long-term debt                                              (47,078)           (314,078)
                                                                                   -----------         ----------
                                                                                   $1,560,234          $2,010,223
                                                                                   ===========         ==========

      At September 30, 2000, the net year to date repayments on the revolving bank loans were $462 million.

      On May 10, 2000, CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

4.    INVESTMENT IN LYONDELL- CITGO REFINING LP

      LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas and is owned by subsidiaries of CITGO (41.25%) and Lyondell Chemical Company (58.75%) ("the Owners"). This refinery processes heavy crude oil supplied by Petroleos de Venezuela, S.A. ("PDVSA" which may also be used to refer to one or more of its subsidiaries) under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract.

      In April 1998, PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. PDVSA informed LYONDELL-CITGO that effective October 1, 2000, the force majeure condition was terminated. PDVSA deliveries of crude oil have returned to contract levels.

      CITGO has notes receivable from LYONDELL-CITGO which total $35 million and $28 million at September 30, 2000 and December 31, 1999, respectively. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:


                                                           September 30,        December 31,
                                                               2000                 1999
                                                          ----------------    ----------------
                                                                     (Unaudited)
                                                                   (000s omitted)
       Carrying value of investment                         $  549,536          $  560,227
       Notes receivable                                         35,278              28,255
       Participation interest                                      41%                 41%

       Summary of financial position:
          Current assets                                    $  358,560          $  219,365
          Non current assets                                 1,392,920           1,405,879
          Current liabilities                                  911,238             696,661
          Non current liabilities                              321,573             316,492
          Members' equity                                      518,669             612,091

                                                            Nine Months Ended September 30,
                                                              2000                1999
                                                         ----------------    ----------------
                                                                     (Unaudited)
                                                                   (000's omitted)
       Equity in net income (loss)                          $   18,483          $   (7,639)
       Cash distribution received                               39,874              52,823

       Summary of operating results:
          Revenue                                           $2,936,815          $ 1,694,386
          Gross profit                                         155,266               75,649
          Net income (loss)                                     66,104               (2,445)

      LYONDELL-CITGO has arranged interim financing and repaid a $450 million loan that matured on September 15, 2000. The interim financing agreement expires in September 2001. The Owners are currently reviewing financing alternatives to address this situation.

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

      In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. Approximately 1,300 claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident in state courts in Corpus Christi alleging property damages, personal injury and punitive damages. There are no trials on these claims scheduled to take place before mid-2001.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. CITGO has contracted to purchase all of the 275 properties included in the lawsuit which are in an area adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. Related to this purchase, $15.7 million was expensed in 1997. The trial judge ruled, over CITGO's objections, that a settlement agreement CITGO entered into in September 1997 and subsequently withdrew from, that provided for settlement of the remaining property damage claims for $5 million is enforceable. CITGO has asked the court to reconsider its ruling. The trial against CITGO of these remaining claims has been postponed indefinitely. Two related personal injury and wrongful death lawsuits were filed against CITGO in 1996 and are scheduled for trial in 2001.

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

      Four former UNO-VEN Company ("UNO-VEN") marketers have filed a class action complaint against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's 1997 acquisition of Union Oil Company of California's interest in UNO-VEN. This class action has been certified for liability purposes. The lawsuit is pending in U.S. District Court in Wisconsin. PDVMR has filed a Motion for Summary Judgment.

      PDVMR and PDV America, jointly and severally, have agreed to indemnity UNO-VEN and certain other related entities against certain liabilities and claims, including this matter.

      CITGO is among defendants to lawsuits in North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The North Carolina case, filed in January 1999, and the New York case, filed in January 2000 are putative class actions on behalf of owners of water wells and other drinking water supplies in such states. The Illinois class action, filed in April 2000, purports to be on behalf of well owners in sixteen states. All of these actions allege that MTBE poses public health risks. The suits seek damages as well as remediation of the alleged contamination. These matters are in early stages of discovery. A Federal Court and a Multi-District Litigation Panel has ordered that the Illinois case be transferred to New York and consolidated with the case pending in New York. CITGO has denied all of the allegations and is pursuing its defenses.

      In June 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce ("DOC") determines that the merchandise has been sold to the United States at dumped prices or has benefited from countervailable subsidies, and (2) the U.S. International Trade Commission ("ITC") determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. In August 1999, the DOC dismissed the petitions and terminated the antidumping and countervailing duty investigations because the petitioners did not have the required industry support. In September 2000, the U.S. Court of International Trade overturned this decision and remanded the case to the DOC for reconsideration; the DOC is to make a revised decision by November 18, 2000.

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

      In October 1999, the EPA issued an NOV to CITGO for violations of federal regulations regarding reformulated gasoline found during a May 1998 inspection at CITGO's Braintree, Massachusetts terminal and recommended a penalty of $218,500. The Company settled this matter in September 2000 without a penalty.

      In November 1999, the Attorney General's Office of Illinois filed a complaint in the 12th Judicial Circuit Court, Will County, Illinois, against PDV Midwest Refining and CITGO Petroleum Corporation alleging damages from several releases to the air of contaminants from the Lemont, Illinois refinery. The initial complaint addressed alleged violations and potential compliance action. The Attorney General's office later made a demand for penalties of approximately $150,000. While CITGO and PDVMR disagree with the Attorney General's alleged violations and proposed penalty demand, they are cooperating with the agency and anticipate reaching an agreement with the agency to resolve this lawsuit by the end of the year 2000.

      In March 2000, CITGO received an Information Request from the EPA under
      Section 114 of the Federal Clean Air Act ("CAA"). This Information Request seeks information regarding the Company's compliance with certain provisions of the CAA addressing the installation and permitting of new and modified air emission sources, commonly referred to as the "New Source Review" ("NSR") provisions. The Information Request specifically seeks information regarding CITGO's Lake Charles, LA; Corpus Christi, TX; and Savannah, GA facilities and PDVMR's Lemont, IL refinery operated by CITGO. In addition to CITGO, several other petroleum refining companies received similar requests. The Company substantially completed its response to this request in August 2000. At this time, no enforcement or other legal action arising out of this inquiry has been filed against the Company. If the Company were to be found to have violated the NSR provisions of the CAA, it could be subject to possible significant penalties and capital expenditures for installation or upgrading of pollution control equipment or technologies.

      Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

6.    DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS

      The Company enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on the Company's hedged inventory or future purchases and sales. In the nine-month period ended September 30, 2000, there was no non-hedging activity.

      The Company has only limited involvement with other derivative financial instruments and does not currently use them for trading purposes. The Company has entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 2000, based on the estimated amount that the Company would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

      The commodity instruments increased cost of sales and operating expenses and decreased pretax earnings by $3 million for the quarter and $9 million for the nine months ended September 30, 2000. The commodity instruments did not have a material impact on cost of sales and operating expenses or pretax earnings in the quarter or the nine months ended September 30, 1999. The impact of the interest rate swaps on cost of sales and expenses and pretax earnings was immaterial for all periods presented.

7.    RELATED PARTY TRANSACTIONS

      CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions that entitle the supplier to reduce the quantity of crude oil and feedstock delivered under the crude supply agreements under specified circumstances. PDVSA declared force majeure in April 1998. Through the nine-month period ended September 30, 2000, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure. Therefore, the Company has been required to use alternative sources of crude oil. As a result, CITGO estimates that crude oil costs in the nine months ended September 30, 2000 were increased by $5 million. However, in the three months ended September 30, 2000, CITGO estimates that the declaration of force majeure did not result in increased crude costs. PDVSA informed CITGO that effective October 1, 2000, the force majeure condition was terminated and delivery of full contract volumes of crude oil would be restored.

      These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstock delivered under the crude supply agreements and oblige the supplier to pay CITGO a deemed margin under that contract for each barrel of reduced crude oil and feedstock. During the nine months ended September 30, 2000, PDVSA did not deliver naphtha pursuant to two of these contracts. As a result, naphtha costs, net of deemed margin were increased by $3 million and $6 million for the three months and nine months ended September 30, 2000. During the three months ended September 30, 1999, PDVSA did not deliver naphtha pursuant to one of these contracts and made contractually specified payments in lieu thereof. The financial impact to the three-month and nine-month periods ended September 30, 1999 was immaterial.

      PDV America paid a dividend of $1 million in August 2000.

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

         In the quarter ended September 30, 2000, PDV America generated net income of $121.2 million on revenue of $5.9 billion compared to net income of $40.4 million on revenues of $3.7 billion for the same period last year. In the nine months ended September 30, 2000, PDV America generated net income of $244.6 million on revenue of $16.5 billion compared to net income of $148.7 million on revenues of $9.1 billion for the same period last year. Gross margin for the first nine months of 1999 benefited from the sale of inventories that were written down by $172 million at December 31, 1998, to reflect market prices at that time. (See "Gross margin").

         CITGO's revenue accounted for over 99% of PDV America's consolidated revenues for all periods presented. PDVMR's sales in all periods presented were primarily to CITGO and, accordingly, have been eliminated in consolidation.

Results of Operations

         The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 2000 and 1999:

                                               PDV America Sales Revenues and Volumes

                                           Three Months        Nine Months         Three Months          Nine Months
                                               Ended               Ended              Ended                 Ended
                                            September 30,       September 30,      September 30,        September 30,
                                          ----------------    ---------------     ------------------   ----------------
                                            2000    1999       2000     1999       2000       1999       2000    1999
                                          -------  -------    -------  ------     -------    -------   -------  -------
                                          ($ in millions)     ($ in millions)        (MM gallons)         (MM gallons)
Gasoline                                  $3,364    $2,172    $ 9,460  $5,306      3,559      3,231    10,350     9,718
Jet Fuel                                     523       297      1,457     726        576        520     1,758     1,591
Diesel/#2 fuel                             1,168       637      3,292   1,649      1,310      1,136     4,028     3,738
Asphalt                                      201       124        414     243        293        271       614       568
Petrochemicals and industrial products       472       217      1,324     649        547        448     1,654     1,494
Lubricants and waxes                         139       129        411     370         66         77       208       220
                                          ------    ------    -------  ------      -----      -----    ------    ------
   Total refined product sales             5,867     3,576     16,358   8,943      6,351      5,683    18,612    17,329
Other sales                                   16        97         42    149
                                          ------    ------    -------  ------      -----      -----    ------    ------
   Total Sales                            $5,883    $3,673    $16,400  $9,092      6,351      5,683    18,612    17,329
                                          ======    ======    =======  ======      =====      =====    ======    ======

         The following table summarizes PDV America's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 2000 and 1999:

                              PDV America's Cost of Sales and Operating Expenses

                                                              Three Months                   Nine Months
                                                                  Ended                         Ended
                                                              September 30,                  September 30,
                                                        ------------------------        ------------------------
                                                          2000            1999            2000            1999
                                                        ---------      ---------        ---------      ---------
                                                             ($ in millions)                ($ in millions)
Crude oil                                               $   1,857      $   1,077        $   5,024      $   2,556
Refined product purchases                                   2,991          1,833            8,431          4,542
Intermediate feedstocks purchases                             391            340            1,140            682
Refining and manufacturing costs                              263            242              781            735
Inventory changes(1)                                           10           (101)             (12)          (350)
Other operating costs and expense                             134            151              460            465
                                                        ---------      ---------        ---------      ---------
   Total cost of sales and operating expenses           $   5,646      $   3,542        $  15,824      $   8,630
                                                        =========      =========        =========      =========


(1)  The nine months ended September 30, 1999, includes the impact of the inventory valuation reserve of $172 million recorded at December 31, 1998.  See "Gross Margin."


         Sales revenues and volumes. Sales increased $2.2 billion, or approximately 60%, in the three-month period ended September 30, 2000 as compared to the same period in 1999. This was due to an increase in average sales price of 43% and an increase in sales volume of 12%. Sales increased $7.3 billion, or approximately 80%, in the nine-month period ended September 30, 2000 as compared to the same period in 1999. This was due to an increase in average sales price of 68% and an increase in sales volume of 7%. (See PDV America Sales Revenues and Volumes table above.)

         Equity in earnings (losses) of affiliates. Equity in earnings (losses) of affiliates increased by $14.4 million for the three-month period and increased $20.5 million for the nine-month period ended September 30, 2000 as compared to the same periods in 1999. The increase was primarily due to the change in the earnings of LYONDELL-CITGO. CITGO's share of these earnings increased $26 million, from $(8) million in the first nine months of 1999 to $18 million in the first nine months of 2000. The improved gasoline market in 2000 compared to 1999 continued into the quarter ended September 30, 2000. This was supplemented by the completion of processing unit turnarounds in the second quarter 2000 and the ability to run crude oil in the third quarter 2000 which had been stored during the second quarter 2000 due to the turnarounds.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2.1 billion or 59%, in the quarter ended September 30, 2000 as compared to the same period in 1999. Cost of sales and operating expenses increased by $7.2 billion or 83%, in the nine months ended September 30, 2000 as compared to the same period in 1999. (See PDV America Cost of Sales and Operating Expenses table above.)

         The invocation of the force majeure clause in the Company's crude oil supply contracts resulted in an increase of an estimated $5 million in crude oil costs for the nine months ended September 30, 2000. However, in the three months ended September 30, 2000, the Company estimates that the declaration of force majeure did not result in increased crude costs. PDVSA informed the Company that effective October 1, 2000, the force majeure condition was terminated and delivery of full contract volumes of crude oil would be restored. During the nine months ended September 30, 2000, PDVSA did not deliver naphtha pursuant to two of the contracts. As a result, naphtha costs, net of deemed margin were increased by $3 million and $6 million for the three months and nine months ended September 30, 2000.

         The Company purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 53% and 52% of total cost of sales and operating expenses for the third quarters of 2000 and 1999, respectively, and 53% for the first nine months of 2000 and 1999. The Company estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that the Company can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from the Company produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, the Company does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of the Company which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

         Gross margin. The gross margin for the three-month period ended September 30, 2000 was approximately 3.7 cents per gallon, compared to approximately 2.3 cents per gallon for the same period in 1999. The gross margin for the nine-month period ended September 30, 2000 was approximately 3.1 cents per gallon, compared to approximately 2.7 cents per gallon for the same period in 1999. In the three-month period ended September 30, 2000, the revenue per gallon component and the cost per gallon component both increased approximately 43%. As a result, the gross margin increased approximately 1.4 cents on a per gallon basis in the quarter ended September 30, 2000 compared to the same period in 1999. In the nine-month period ended September 30, 2000, the revenue per gallon component increased approximately 68% while the cost per gallon component increased approximately 71%. As a result, the gross margin increased by approximately 0.4 cents per gallon in the nine-months ended September 30, 2000 compared to the same period in 1999. Inventories at December 31, 1998 had been revalued resulting in a charge of $172 million to the results of operations for the year 1998. The sale of these revalued inventories during the first quarter of 1999 is the principal factor in the higher gross margins realized during the first quarter of 1999. The gross margin for the nine-month period ended September 30, 1999 would have been 1.6 cents per gallon if these inventories had not been revalued. At September 30, 2000 and 1999 estimated net market values of inventories exceeded historical cost, and accordingly, no valuation reserve was necessary.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased in the third quarter of 2000 by 10%, from $53.4 million in the third quarter of 1999 to $58.5 million in the third quarter of 2000. Selling, general and administrative expenses decreased in the first nine months of 2000 by 6%, from $171.6 million in the first nine months of 1999 to $161.2 million in the first nine months of 2000. The decrease is principally due to the decrease in professional and consulting fees and the recovery of the bad debt reserve related to credit card receivables. The recovery was in connection with the sale of CITGO's proprietary consumer credit card receivables and related credit card program on March 1, 2000 as described below.

Liquidity and Capital Resources

         For the nine-month period ended September 30, 2000, the Company's consolidated net cash provided by operating activities totaled approximately $588.3 million. Operating cash flows were derived from net income of $244.6 million, depreciation and amortization of $214.0 million, and changes in other assets and liabilities of $129.7 million.

         Net cash provided by investing activities totaled $136.1 million for the nine-month period ended September 30, 2000 consisting primarily of proceeds from the maturity of the Mirror Notes ($250.0 million), offset by capital expenditures of $87.9 million (compared to $181.2 million for the same period in 1999). The decline in capital expenditures in the first nine months of 2000 compared to the first nine months of 1999 is due primarily to projects which have continued to progress more slowly than anticipated. Total capital expenditures for the year are currently estimated to be approximately $160 million. This is approximately 65% of 1999 capital expenditures. In addition, CITGO has loaned $7 million to LYONDELL-CITGO in the nine-month period ended September 30, 2000.

         Net cash used in financing activities totaled $742.3 million for the nine-month period ended September 30, 2000 consisting primarily of $462.0 million net repayment on revolving bank loans, $16.0 million net repayment on short-term loans and $250.0 million payment on Senior Notes.

         As of September 30, 2000, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $550 million, $220 million of uncommitted short-term borrowing facilities with various banks and available borrowing capacity under PDVMR's revolving credit facility of $100 million. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. PDV America management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. The Company periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

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

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement has a minimum term of one year and is renewable for successive annual terms by mutual agreement. $181 million has been sold under this amended agreement as of September 30, 2000. Proceeds from the sale were used for general corporate purposes.

         The Company is in compliance with its obligations under its debt financing arrangements at September 30, 2000.

New Accounting Standard

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133, was issued. The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. PDV America is in the process of reviewing its contracts to determine the appropriate accounting treatment required by SFAS No.
133. Due to uncertainty about market conditions related to both crude oil and refined products and the PDV America risk management response to those market conditions at year end, PDV America can not determine the impact on its financial statements that will result from adoption of SFAS No. 133, as amended, which is required no later than January 1, 2001.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB provides guidance on the recognition, presentation, and disclosure of revenue, and will be implemented by the Company in the quarter ending December 31, 2000. The Company continues to study the SAB, however, it is anticipated that its adoption will not materially affect the Company's consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Introduction. PDV America has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. PDV America does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at September 30, 2000, PDV America was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. PDV America balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, PDV America's risk management strategies qualify as hedges, however, certain strategies that PDV America may use on commodity positions do not qualify as hedges.

                                                 Non Trading Commodity Derivatives
                                                  Open Positions at September 30, 2000


                                                                         Maturity     Number of   Contract    Market
         Commodity                          Derivative                     Date       Contracts   Value (2)   Value
         ---------                          ----------                     ----       ---------   ---------   ------
                                                                                                    ($ in millions)
                                                                                                  ---------   ------
No Lead Gasoline(1)          OTC Crack Swaps (Pay Floating/
                               Receive Fixed)(4)                            2000         1200     $  3.7      $  2.5
                             OTC Crack Swaps (Pay Fixed/
                               Receive Floating)(4)                         2000         1200     $  2.7      $  2.5

Heating Oil(1)               Futures Purchased                              2000          299     $ 10.6      $ 11.6
                             Futures Purchased                              2001          702     $ 23.8      $ 25.8
                             Futures Purchased                              2002            8     $  0.3      $  0.3
                             OTC Crack Swap Options Purchased               2000          100     $    -      $    -
                             OTC Crack Swap Options Sold                    2000          100     $    -      $ (0.2)
                             OTC Swaps (Pay Floating/Receive Fixed)(4)      2000          100     $  4.3      $  3.9
                             OTC Swaps (Pay Fixed/Receive Fixed)(4)         2000            9     $  0.2      $  0.3
                             OTC Swaps (Pay Fixed/Receive Floating)(4)      2001            9     $  0.2      $  0.3
                             OTC Crack Swaps (Pay Floating/
                                Receive Fixed)(4)                           2000         3000     $ 21.6      $ 19.6

Natural Gas(3)               Futures Purchased                              2000           10     $  0.5      $  0.5

----------

(1)  1000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract
(4)  Floating price based on market index designated in contract; fixed price agreed upon at date of contract.


                                                 Non Trading Commodity Derivatives
                                                  Open Positions at September 30, 1999


                                                                         Maturity     Number of   Contract    Market
         Commodity                          Derivative                     Date       Contracts   Value (2)   Value
         ---------                          ----------                     ----       ---------   ---------   ------
                                                                                                    ($ in millions)
                                                                                                  ---------   ------
No Lead Gasoline(1)          Futures Purchased                              1999          225     $  6.6      $6.5
                             Futures Sold                                   1999           75     $  2.2      $2.2

Heating Oil(1)               Futures Purchased                              1999          192     $  4.9      $5.0
                             Futures Purchased                              2000           51     $  1.2      $1.3
                             Futures Purchased                              2001            6     $  0.1      $0.1
                             Futures Sold                                   2000          325     $  9.0      $8.6
                             OTC Swaps                                      1999           20     $  0.4      $0.5
                             OTC Swaps                                      2000           34     $  0.7      $0.8

Natural Gas(3)               Futures Purchased                              1999           33     $  0.8      $0.9

----------

(1)  1000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract


         Debt Related Instruments. PDV America has fixed and floating U.S. currency denominated debt. PDV AMERICA uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent ratio of fixed rate debt to total debt. These instruments have the effect of changing the interest rate with the objective of minimizing PDV America's long-term costs. At September 30, 2000, PDV America's primary exposures were to U.S. dollar, LIBOR and U.S. Treasury rates.

            For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.


                     Non Trading Interest Rate Derivatives
                        Open Positions at September 30, 2000


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
                                                                     ---
                                                                     $92
                                                                     ===


         The fair value of the interest rate swap agreements in place at September 30, 2000, based on the estimated amount that PDV America would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                        At September 30, 2000

                                                                              Expected Average
                                Fixed       Average Fixed       Variable          Variable
  Expected Maturities         Rate Debt     Interest Rate       Rate Debt      Interest Rate
  -------------------         ---------     -------------       ---------     ----------------
                          ($ in millions)                    ($ in millions)
          2000                 $   40           9.11%            $   2             7.60%
          2001                     40           9.11%                7             7.49%
          2002                     36           8.78%                -             7.64%
          2003                    560           7.98%                -             7.95%
          2004                     31           8.02%               16             8.26%
       Thereafter                 391           8.02%              484             9.47%
                              -------           -----            -----             -----
         Total                 $1,098           8.10%            $ 509             9.40%
                              =======           =====            =====             =====

       Fair Value              $1,073                            $ 509
                              =======                            =====


                                        Debt Obligations
                                        At September 30, 1999

                                                                                  Expected
                                Fixed       Average Fixed        Variable     Average Variable
  Expected Maturities         Rate Debt     Interest Rate        Rate Debt     Interest Rate
  -------------------         ---------     -------------       ---------     ----------------
                           ($ in millions)                    ($ in millions)
          1999                 $   40           9.11%            $  94             6.32%
          2000                    290           7.94%                7             6.84%
          2001                     40           9.11%                7             7.24%
          2002                     36           8.78%               62             7.56%
          2003                    559           7.98%              329             7.88%
        Thereafter                422           8.02%              500             9.31%
                              -------           -----            -----             -----
          Total                $1,387           8.07%            $ 999             8.42%
                              =======           =====            =====             =====
        Fair Value             $1,374                            $ 999
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


                                PDV AMERICA, INC.




Date:  November 13, 2000                       /s/ Carlos Jorda
                                       -----------------------------------------
                                                   Carlos Jorda
                                       Chairman, President, Chief Executive
                                       Officer and Chief Financial Officer


Date:    November 13, 2000                     /s/ Jose I. Moreno
                                       -----------------------------------------
                                                   Jose I. Moreno
                                                     Secretary

EXHIBIT 27

                             FINANCIAL DATA SCHEDULE
                             -----------------------

                                   30-Sept-00
                                   ----------

                       COMMERCIAL AND INDUSTRIAL COMPANIES
                           ARTICLE 5 OF REGULATION S-X

This schedule contains summary financial information extracted from PDV America, Inc.'s financial statements for the period ending September 30, 2000:

--------------        ----------------------------------------------------------       --------------
                                                                                       (Dollars in
Item Number           Item Description                                                 Thousands)
--------------        ----------------------------------------------------------       --------------
5-02(1)               Cash and cash items                                              $     95,516
5-02(2)               Marketable Securities                                                       -
5-02(3)(a)(1)         Notes and accounts receivable-trade                                 1,179,246
5-02(4)               Allowances for doubtful accounts                                     (13,209)
5-02(6)               Inventory                                                           1,184,874
5-02(9)               Total current assets                                                2,464,000
5-02(13)              Property, plant and equipment                                       4,577,564
5-02(14)              Accumulated depreciation                                          (1,245,165)
5-02(18)              Total assets                                                        7,565,697
5-02(21)              Total current liabilities                                           1,834,470
5-02(22)              Bonds, mortgages and similar debt                                   1,560,234
5-02(28)              Preferred stock-mandatory redemption                                        -
5-02(29)              Preferred stock-no mandatory redemption                                     -
5-02(30)              Common stock                                                                1
5-02(31)              Other shareholder's equity                                          2,961,920
5-02(32)              Total liabilities and shareholder's equity                          7,565,697
5-03(b)1(a)           Net sales of tangible products                                     16,399,548
5-03(b)1              Total revenues                                                     16,480,593
5-03(b)2(a)           Cost of tangible goods sold                                        15,823,892
5-03(b)2              Total costs and expenses applicable to sales and revenues          15,983,341
5-03(b)3              Other costs and expenses                                                    -
5-03(b)5              Provision for doubtful accounts and notes                               1,805
5-03(b)(8)            Interest and amortization of debt discount                            116,224
5-03(b)(10)           Income before taxes and other items                                   377,368
5-03(b)(11)           Income tax expense                                                    132,735
5-03(b)(14)           Income/loss continuing operations                                     244,633
5-03(b)(15)           Discontinued operations                                                     -
5-03(b)(17)           Extraordinary items                                                         -
5-03(b)(18)           Cumulative effect-Changes in accounting principles                          -
5-03(b)(19)           Net income or loss                                                    244,633
5-03(b)(20)           Earnings per share-primary                                                  -
5-03(b)(20)           Earnings per share-diluted                                                  -