Form 10-K
period 2000-12-31
PDV AMERICA INC
filed 2001-04-02
CIK 906422

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                        COMMISSION FILE NUMBER 001-12138

                                PDV AMERICA, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               51-0297556
(State or other jurisdiction of                      (I.R.S. Employer Identification No.)
incorporation or organization)

                 750 LEXINGTON AVENUE, NEW YORK, NEW YORK 10022
               (Address of principal executive office) (Zip Code)

                                 (212) 753-5340
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                             Name of each Exchange on which registered
----------------------------                        -----------------------------------------
7 7/8% SENIOR NOTES, DUE 2003                       NEW YORK STOCK EXCHANGE, INC.

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore omitting (i) certain information otherwise required by Item 10 of Form 10-K relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c) and (ii) certain information otherwise required by Item 11 of Form 10-K relating to executive compensation as permitted by General Instruction (I)(2)(c).

                Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K:         NOT APPLICABLE
        Aggregate market value of the voting stock held by non-affiliates of the registrant:    NOT APPLICABLE

         Number of shares of Common Stock, $1.00 par value, outstanding as of March 1, 2001: 1,000

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

PDV AMERICA, INC.

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                               PAGE
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS...................................................................  ii

PART I.........................................................................................................   1

         ITEMS 1. and 2. Business and Properties...............................................................   1
         ITEM 3. Legal Proceedings.............................................................................  16
         ITEM 4. Submission of Matters to a Vote of Security Holders...........................................  17

PART II........................................................................................................  18

         ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.........................  18
         ITEM 6. Selected Financial Data.......................................................................  18
         ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.........  19
         ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk...................................  25
         ITEM 8. Financial Statements and Supplementary Data...................................................  28
         ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  28

PART III.......................................................................................................  29

         ITEM 10. Directors and Executive Officers of the Registrant...........................................  29
         ITEM 11. Executive Compensation.......................................................................  29
         ITEM 12. Security Ownership of Certain Beneficial Owners and Management...............................  29
         ITEM 13. Certain Relationships and Related Transactions...............................................  29

PART IV........................................................................................................  32

         ITEM 14. Exhibits, Financial Statements and Reports on Form 8-K.......................................  32

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the captions "Items 1 and 2 -Business and Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the PDV America and its subsidiaries are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the products of PDV America and its subsidiaries as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the PDV America and its subsidiaries, no assurances can be given that such expectations will prove to have been correct.

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

OVERVIEW

         PDV America, Inc. ("PDV America" and, together with its subsidiaries, the "Companies") was incorporated in 1986 in the State of Delaware and, effective April 2, 1997, is a wholly owned subsidiary of PDV Holding, Inc. ("PDV Holding"), a Delaware corporation. PDV America's ultimate parent is Petroleos de Venezuela, S.A. (together with one or more of its subsidiaries, referred to herein as "PDVSA"), the national oil company of the Bolivarian Republic of Venezuela. Through its wholly owned operating subsidiaries, CITGO Petroleum Corporation ("CITGO") and PDV Midwest Refining L.L.C. ("PDVMR"), PDV America refines, markets and transports petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States, east of the Rocky Mountains.

         PDV America's aggregate net interest in rated crude oil refining capacity is 858 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which PDV America holds an interest and PDV America's share of such capacity as of December 31, 2000.

                          PDV AMERICA REFINING CAPACITY

                                                                                          NET PDV
                                                                         TOTAL RATED      AMERICA
                                                                            CRUDE      OWNERSHIP IN
                                                          PDV AMERICA     REFINING       REFINING
LOCATION                                     OWNER         INTEREST       CAPACITY       CAPACITY
                                        --------------    -----------    -----------   ------------
                                                               %            MBPD           MBPD
Lake Charles, LA                             CITGO            100            320            320
Corpus Christi, TX                           CITGO            100            150            150
Paulsboro, NJ                                CITGO            100             84             84
Savannah, GA                                 CITGO            100             28             28
Houston, TX                             LYONDELL-CITGO         41            265            109
Lemont, IL                                   PDVMR            100            167            167
                                                                         -------       --------
     Total Rated Refining
     Capacity as of December 31, 2000                                      1,014            858
                                                                         =======       ========

The following table shows PDV America's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 2000.

                       PDV AMERICA REFINERY PRODUCTION(1)

                                                                             YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
                                                         2000(2)                     1999(2)                    1998(2)
                                                -------------------------   ------------------------    -----------------------
                                                                    (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                    858                         858                         858
Refinery Input
     Crude oil                                         791            83%          753            84%          763           83%
     Other feedstocks                                  157            17%          146            16%          159           17%
                                                ----------    ----------    ----------    ----------    ----------   ----------
         Total                                         948           100%          899           100%          922          100%
                                                ==========    ==========    ==========    ==========    ==========   ==========
Product Yield
     Light fuels
         Gasoline                                      419            44%          401            44%          413           44%
         Jet fuel                                       79             8%           72             8%           69            7%
         Diesel/#2 fuel                                182            19%          173            19%          175           19%
     Asphalt                                            47             5%           42             5%           45            5%
     Petrochemicals and industrial products            230            24%          219            24%          231           25%
                                                ----------    ----------    ----------    ----------    ----------   ----------
         Total                                         957           100%          907           100%          933          100%
                                                ==========    ==========    ==========    ==========    ==========   ==========
UTILIZATION OF RATED REFINING CAPACITY                                92%                         88%                        89%


----------

(1)      Includes all of CITGO refinery production, except as otherwise noted.

(2)      Includes 41.25% of the Houston refinery for 2000, 1999 and 1998.


COMPETITIVE NATURE OF THE PETROLEUM REFINING BUSINESS

         The petroleum refining industry is cyclical and highly volatile, reflecting capital intensity with high fixed and low variable costs. Petroleum industry operations and profitability are influenced by a large number of factors, over some of which individual petroleum refining and marketing companies have little control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products. The U.S. petroleum refining industry is in a period of consolidation. A number of former competitors have combined their operations. Demand for crude oil and crude oil products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play significant parts. Generally, U.S. refiners compete for sales on the basis of price and brand image and, in some areas, product quality.

CITGO

         CITGO and its subsidiaries are engaged in the refining, marketing and transportation of petroleum products including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains. CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States. Lubricants are sold, principally in the United States, to independent marketers, mass marketers and industrial customers. CITGO plans to begin marketing lubricants, gasoline and distillates in various Latin American markets.

Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

REFINING

         CITGO's aggregate net interest in rated crude oil refining capacity is 691 MBPD. The following table shows the capacity of each U.S. refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 2000.

                                                                        TOTAL RATED     NET CITGO
                                                                           CRUDE      OWNERSHIP IN
                                                            CITGO        REFINING       REFINING
LOCATION                                     OWNER        INTEREST       CAPACITY       CAPACITY
                                        --------------    --------      -----------   ------------
                                                              (%)         (MBPD)         (MBPD)
Lake Charles, LA                             CITGO           100            320            320
Corpus Christi, TX                           CITGO           100            150            150
Paulsboro, NJ                                CITGO           100             84             84
Savannah, GA                                 CITGO           100             28             28
Houston, TX                             LYONDELL-CITGO        41            265            109
                                                                          -----          -----
     Total Rated Refining
     Capacity as of December 31, 2000                                       847            691
                                                                          =====          =====

         The following table shows CITGO's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 2000.

                        CITGO REFINERY PRODUCTION(1)(2)

                                                                                YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------------
                                                              2000                       1999                        1998
                                                       ------------------          ------------------          -----------------
                                                                         (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                    691                         691                         691
Refinery Input
     Crude oil                                         638            82%          607            82%          615           81%
     Other feedstocks                                  139            18%          129            18%          144           19%
                                                       ---           ---           ---           ---           ---          ---
         Total                                         777           100%          736           100%          759          100%
                                                       ===           ===           ===           ===           ===          ===
Product Yield
     Light fuels
         Gasoline                                      330            42%          317            43%          334           43%
         Jet fuel                                       78            10%           70             9%           66            9%
         Diesel/#2 fuel                                142            18%          136            18%          134           17%
     Asphalt                                            47             6%           42             6%           45            6%
     Petrochemicals and industrial products            189            24%          179            24%          193           25%
                                                       ---           ---           ---           ---           ---          ---
         Total                                         786           100%          744           100%          772          100%
                                                       ===           ===           ===           ===           ===          ===
UTILIZATION OF RATED REFINING CAPACITY                                92%                         88%                        89%

----------

(1)      Includes all of CITGO refinery production, except as otherwise noted.

(2)      Includes 41.25% of the Houston refinery production.

         CITGO produces its light fuels and petrochemicals primarily through its Lake Charles, Louisiana and Corpus Christi, Texas refineries. Asphalt refining operations are carried out through CITGO's

Paulsboro and Savannah refineries. CITGO obtains refined products from its joint venture refinery in Houston.

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

         The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 2000.

                        LAKE CHARLES REFINERY PRODUCTION

                                                                                YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------------
                                                              2000                       1999                        1998
                                                       ------------------          ------------------          -----------------
                                                                         (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                    320                         320                         320
Refinery Input
     Crude oil                                         319            87%          298            89%          288           84%
     Other feedstocks                                   48            13%           36            11%           54           16%
                                                       ---           ---           ---           ---           ---          ---
         Total                                         367           100%          334           100%          342          100%
                                                       ===           ===           ===           ===           ===          ===

Product Yield
     Light fuels
         Gasoline                                      187            50%          171            50%          187           54%
         Jet fuel                                       70            19%           63            18%           59           17%
         Diesel/#2 fuel                                 58            15%           53            16%           47           13%
     Petrochemicals and industrial products             59            16%           54            16%           55           16%
                                                       ---           ---           ---           ---           ---          ---
         Total                                         374           100%          341           100%          348          100%
                                                       ===           ===           ===           ===           ===          ===
UTILIZATION OF RATED REFINING CAPACITY                               100%                         93%                        90%

         Approximately 42%, 33% and 66% of the total crude runs at the Lake Charles refinery, in the years 2000, 1999 and 1998, respectively, consisted of crude oil with an average API gravity of 24 degrees or less. The volume of heavy crude oil available under crude supply agreements to CITGO in 2000 and 1999 was less than in previous years. As a result, the crude oil slates refined in 2000 and 1999 were lighter than in previous years. See "Items 1. and 2. Business and Properties - CITGO - Crude Oil and Refined Product Purchases."

         The Lake Charles refinery's Gulf Coast location provides it with access to crude oil deliveries from multiple sources. Imported crude oil and feedstock supplies are delivered by ship directly to the Lake Charles refinery, while domestic crude oil supplies are delivered by pipeline and barge. In addition, the refinery is connected by pipelines to the Louisiana Offshore Oil Port and to terminal facilities in the Houston area through which it can receive crude oil deliveries. For delivery of refined products, the refinery is connected through the Lake Charles Pipeline directly to the Colonial and Explorer Pipelines, which are the major refined product pipelines supplying the northeast and midwest regions of the United States, respectively. The refinery also uses adjacent terminals and docks, which provide access for ocean tankers and barges to load refined products for shipment.

         The Lake Charles refinery's main petrochemical products are propylene and benzene. Industrial products include sulphur, residual fuels and petroleum coke.

         Located adjacent to the Lake Charles refinery is a lubricants refinery, Cit-Con Oil Corporation ("Cit-Con"), owned 65% by CITGO and 35% by Conoco, Inc. ("Conoco"). The Cit-Con refinery is operated by CITGO. Primarily because of its specific design, the Cit-Con refinery produces high quality oils and waxes, and is one of the few stand-alone lubricants refineries in the petroleum industry. Feedstocks are supplied 65% from CITGO's Lake Charles refinery and 35% from Conoco's Lake Charles refinery. Finished refined products are shared on the same pro rata basis by CITGO and Conoco.

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

         The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 2000.

                       CORPUS CHRISTI REFINERY PRODUCTION

                                                                                YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------------
                                                              2000                       1999                        1998
                                                       ------------------          ------------------          -----------------
                                                                         (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                    150                         150                         150
Refinery Input
     Crude oil                                         149            70%          148            70%          152           71%
     Other feedstocks                                   65            30%           62            30%           61           29%
                                                       ---           ---           ---           ---           ---          ---
         Total                                         214           100%          210           100%          213          100%
                                                       ===           ===           ===           ===           ===          ===
Product Yield
     Light fuels
         Gasoline                                       95            46%           96            46%           97           46%
         Diesel/#2 fuel                                 58            27%           55            27%           58           27%
     Petrochemicals and industrial products             58            27%           56            27%           57           27%
                                                       ---           ---           ---           ---           ---          ---
         Total                                         211           100%          207           100%          212          100%
                                                       ===           ===           ===           ===           ===          ===
UTILIZATION OF RATED REFINING CAPACITY                                99%                         99%                       101%

         Corpus Christi crude runs during 2000, 1999 and 1998 consisted of 79%, 81% and 100%, respectively, heavy sour Venezuelan crude. The average API gravity of the composite crude slate run at the Corpus Christi refinery is approximately 24 degrees. Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi. See "Items 1. and 2. Business and Properties - CITGO - Crude Oil and Refined Product Purchases."

         CITGO operates the West Plant under a sublease agreement from Union Pacific Corporation ("Union Pacific"). The basic term of the sublease agreement ends on January 1, 2004, but CITGO may renew the sublease agreement for successive renewal terms through January 31, 2011. CITGO has the right to purchase the West Plant from Union Pacific at the end of the basic term, the end of any renewal term, or on January 31, 2011 at a nominal price. See Consolidated Financial Statements of PDV America - Note 13 in Item 14a.

         The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, methyl tertiary butyl ether and aromatics (including benzene, toluene and xylene). PDV America produces a significant quantity of cumene, an important petrochemical product used in the engineered plastics industry.

         LYONDELL-CITGO Refining LP. Subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell") are partners in LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), which owns and operates a sophisticated 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. At December 31, 2000, CITGO's investment in LYONDELL-CITGO was $518 million. In addition, at December 31, 2000, CITGO held notes receivable from LYONDELL-CITGO of $35 million. See Consolidated Financial Statements of PDV America -- Note 2 in Item 14a.

         A substantial amount of the crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply contract through the year 2017. For the year 2000, PDVSA deliveries of crude oil to LYONDELL-CITGO were less than the contractual volume due to PDVSA's declaration of force majeure pursuant to the crude oil supply contract. This required LYONDELL-CITGO to obtain alternative sources of crude oil supply as replacement. On October 1, 2000, the force majeure condition was terminated and PDVSA deliveries of crude oil returned to contract levels. On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had again declared force majeure pursuant to the crude oil supply contract. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under the crude oil supply contract. If PDVSA reduces its delivery of crude oil, LYONDELL-CITGO may be required to use alternative sources to obtain its required supply of crude oil, and this may result in reduced operating margins. The effect of PDVSA's declaration of force majeure on LYONDELL-CITGO's crude oil supply, operating results and the duration of this situation are not known at this time. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at this refinery under a long-term supply contract. See Consolidated Financial Statements of PDV America - Notes 2, 3 and 16 in Item 14a.

CRUDE OIL AND REFINED PRODUCT PURCHASES

         CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its branded marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including a number of affiliated companies. See "Item 13. Certain Relationships and Related Transactions."

         Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years in the period ended December 31, 2000:

                            CITGO CRUDE OIL PURCHASES

                                                            CITGO CRUDE OIL PURCHASES
                             LAKE CHARLES, LA      CORPUS CHRISTI, TX        PAULSBORO, NJ         SAVANNAH, GA
                            2000  1999    1998    2000   1999    1998    2000    1999    1998   2000    1999   1998
                            ----  ----    ----    ----   ----    ----    ----    ----    ----   ----    ----   ----
                                 (MBPD)                 (MBPD)                  (MBPD)                 (MBPD)
SUPPLIERS
PDVSA                       104    104     134     143    118     153     47      42      52     22      19     17
PEMEX                        49     54      51       2     14      --     --      --      --     --      --     --
Occidental                   --     --      20      --     --      --     --      --      --     --      --     --
Other sources               165    142      88       6     15      --     --      --      --     --      --     --
                           ----   ----    ----    ----   ----    ----    ---     ---     ---    ---     ---    ---
Total                       318    300     293     151    147     153     47      42      52     22      19     17
                           ====   ====    ====    ====   ====    ====    ===     ===     ===    ===     ===    ===

         CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries.


         The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 2000.

                   CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                                             VOLUMES OF
                                                                         CRUDE OIL PURCHASED            CONTRACT
                                           CONTRACT CRUDE                FOR THE YEAR ENDED            EXPIRATION
                                             OIL VOLUME                     DECEMBER 31,                  DATE
                                      -----------------------    --------------------------------      ----------
                                      BASE    INCREMENTAL (1)    2000          1999          1998         DATE
                                      ----    ---------------    ----          ----          ----      ----------
                                            (MBPD)                     (MBPD)                      (YEAR)
LOCATION
Lake Charles, LA (2)                  120            50           110           101           121         2006
Corpus Christi, TX (2)                130            --           118           108           128         2012
Paulsboro, NJ (2)                      30            --            28            22            35         2010
Savannah, GA (2)                       12            --            12            11            12         2013

----------

(1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.

(2) Volumes purchased as shown on this table do not equal purchases from PDVSA (shown in the previous table) as a result of transfers between refineries of contract crude purchases included here and spot purchases from PDVSA which are included in the previous table.

         These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO for a fixed period, usually 20 to 25 years. The supply agreements differ somewhat for each entity and each CITGO refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced for each particular grade of crude oil or feedstock, less (1) certain deemed refining costs; (2) certain actual costs, including transportation charges, import duties and taxes; and (3) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by

CITGO under the various supply agreements will vary depending on, among other things the efficiency with which CITGO conducts its operations during such period.

         These crude supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. For the year 2000, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, the Company has been required to use alternative sources of crude oil. As a result, CITGO estimates that crude oil costs for the year ended December 31, 2000 were higher by $5 million from what would have otherwise been the case. However, on October 1, 2000, the force majeure condition was terminated and deliveries of crude oil returned to contract levels. On February 9, 2001, PDVSA notified CITGO that it again declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. The effect of PDVSA's declaration of force majeure on CITGO's crude oil supply, operating results and the duration of this situation are not known at this time.

         These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the such contracts and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During 2000 and 1999, PDVSA did not deliver naphtha pursuant to one of the contracts and made contractually specified deemed margin payments in lieu thereof. The financial effect was an increase in costs of $10 million and $4 million in 2000 and 1999, respectively, from what would have otherwise been the case.

         Prior to 1995, certain deductible costs were used in the CITGO supply agreement formulas, aggregating approximately $70 million per year, which were to cease being deductible after 1996. Commencing in the third quarter of 1995, a portion of such deductions was deferred from 1995 and 1996 to the years 1997 through 1999. The effect of the adjustments to the original modifications was to reduce the cost of crude oil purchased from PDVSA by approximately $21 million in 1999 and $25 million in 1998 as compared to the original modification and without giving effect to any other factors that may affect the amount payable for crude oil under these agreements.

         Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A., a wholly owned subsidiary of PDVSA. In 2000, 83% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by this PDVSA subsidiary.

         Throughout 1998, 1999 and 2000, CITGO purchased crude oil under a 90-day evergreen agreement with an affiliate of Petroleos Mexicanos ("PEMEX"). This agreement was terminated effective February 28, 2001.

         CITGO was a party to a contract with an affiliate of Occidental Petroleum Corporation for the purchase of light, sweet crude oil to produce lubricants. This contract expired on August 31, 1998. CITGO also purchases sweet crude oil under long-standing relationships with numerous other producers.

         Refined Product Purchases. CITGO is required to purchase refined products to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet demand of CITGO's marketing network. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 2000.

                         CITGO REFINED PRODUCT PURCHASES

                            YEAR ENDED DECEMBER 31,
                          ---------------------------
                          2000        1999       1998
                          -----      -----       ----
                                     (MBPD)
LIGHT FUELS
     Gasoline               705        691        581
     Jet fuel                82         77         69
     Diesel/ #2 fuel        306        279        208
                          -----      -----        ---
         Total            1,093      1,047        858
                          =====      =====        ===

         As of December 31, 2000, CITGO purchased substantially all of the gasoline, diesel and jet fuel produced at the LYONDELL-CITGO refinery under a long-term contract that extends through the year 2017. LYONDELL-CITGO was a major supplier in 2000 providing CITGO with 116 MBPD of gasoline, 71 MBPD of diesel/#2 fuel, 19 MBPD of jet fuel and 5 MBPD of other products. See "Items 1. and 2. Business and Properties - CITGO - Refining - LYONDELL-CITGO Refining LP."

         As of May 1, 1997, CITGO began purchasing, under a contract with a sixty-month term, substantially all of the refined products produced at the PDV Midwest Refining, L.L.C. ("PDVMR") refinery. During the period ended December 31, 2000, the PDVMR refinery, located in Lemont, Illinois, provided CITGO with 89 MBPD of gasoline, 42 MBPD of diesel/#2 fuel and 1 MBPD of jet fuel.

         In October 1997, an affiliate of PDVSA acquired a 50% equity interest in a refinery in Chalmette, Louisiana, Chalmette Refining, L.L.C. ("Chalmette"), and assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 2000. CITGO exercised this option during 2000 and acquired approximately 67 MBPD of refined products from the refinery, approximately one-half of which was gasoline. The affiliate did not assign this option to CITGO for 2001.

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA, L.L.C. ("HOVENSA"), a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands. Under the related product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement. Pursuant to the above arrangement, CITGO acquired approximately 125 MBPD of refined products from the refinery during 2000, approximately one-half of which was gasoline.

MARKETING

         CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, lubricants and waxes. The following table shows revenues and volumes of each of these product categories for the three years ended December 31, 2000.

                CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES


                                                       YEAR ENDED DECEMBER 31,                    YEAR ENDED DECEMBER 31,
                                                ------------------------------------        ---------------------------------
                                                  2000          1999          1998           2000          1999         1998
                                                --------      --------      --------        ------        ------       ------
                                                           ($ IN MILLIONS)                             (MM GALLONS)
LIGHT FUELS
     Gasoline                                   $ 12,447      $  7,691      $  6,252        13,648        13,115       13,241
     Jet fuel                                      2,065         1,129           828         2,367         2,198        1,919
     Diesel / #2 fuel                              4,750         2,501         1,945         5,565         5,057        4,795
ASPHALT                                              546           338           300           812           753          774
PETROCHEMICALS AND INDUSTRIAL PRODUCTS             1,740         1,024           937         2,153         2,063        2,440
LUBRICANTS AND WAXES                                 552           482           441           279           285          230
                                                --------      --------      --------        ------        ------       ------
         TOTAL                                  $ 22,100      $ 13,165      $ 10,703        24,824        23,471       23,399
                                                ========      ========      ========        ======        ======       ======


         Light Fuels. Gasoline sales accounted for 56% of CITGO's refined product sales in 2000, and 58% in the years 1999 and 1998. CITGO markets CITGO branded gasoline through 13,663 independently owned and operated CITGO branded retail outlets (including 11,563 branded retail outlets owned and operated by approximately 798 independent marketers and 2,100 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 48%, 45% and 48% of the volume of CITGO branded gasoline sold in 2000, 1999 and 1998, respectively. See "Items 1. and 2. Business and Properties - CITGO - Crude Oil and Refined Product Purchases - Refined Product Purchases."

         CITGO's strategy is to enhance the value of the CITGO brand by delivering quality products and services to the consumer through a large network of independently owned and operated CITGO branded retail locations. This is accomplished through a commitment to quality, dependability and excellent customer service to its independent marketers, which constitute CITGO's primary distribution channel.

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

         CITGO's delivery of light fuels to its customers is accomplished in part through 48 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 38 are wholly owned by CITGO and ten are jointly owned. Twelve of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO operates and delivers refined products from seven terminals owned by PDVMR in the Midwest. Refined product terminals owned or operated by CITGO provide a total storage capacity of approximately 22 million barrels. Also, CITGO has active exchange relationships with over 300 other refined product terminals, providing flexibility and timely response capability to meet distribution needs.

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

         Asphalt. CITGO markets asphalt through 18 terminals. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States for use in the construction and resurfacing of roadways. Demand for asphalt in the Northeastern U.S. peaks in the summer months.

         Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants. Other major lubricant products include 2-cycle engine oil and automatic transmission fluid.

INTERNATIONAL OPERATIONS

CITGO International Latin America, Inc., a wholly owned subsidiary headquartered in Venezuela, is planning the expansion of the PDVSA and CITGO brands into various Latin American markets which will include wholesale and retail sales of lubricants, gasoline and distillates.

PIPELINE OPERATIONS

         CITGO owns and operates a crude oil pipeline and three products pipeline systems. CITGO also has equity interests in three crude oil pipeline companies and five refined product pipeline companies. CITGO's pipeline interests provide it with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States, transporting refined products from the Gulf Coast to the mid-Atlantic and eastern seaboard states.

EMPLOYEES

         CITGO and its subsidiaries have a total of approximately 4,200 employees, approximately 1,600 of whom are covered by 15 union contracts. Most of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant plant and various refined product terminals.

PDV MIDWEST REFINING, L.L.C.

REFINING

         PDVMR produces light fuels, petrochemicals and industrial products at its refinery in Lemont, Illinois. The refinery has a crude distillation capacity of 167 MBPD and has a Solomon Process Complexity Rating of 11.6 (as compared to an average of 13.6 for U.S. refineries in the most recently available Solomon Associates, Inc., survey).

         The following table shows refining capacity, refinery input and product yield at the Lemont refinery for the three years in the period ended December 31, 2000.

                           LEMONT REFINERY PRODUCTION

                                                                            YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
                                                          2000                        1999                       1998
                                                ------------------------    ------------------------    -----------------------
                                                            (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                    167                         167                         167

Refinery Input
    Crude oil                                          153            89%          146            90%          148           91%
    Other feedstocks                                    18            11%           17            10%           15            9%
                                                ----------    ----------    ----------    ----------    ----------   ----------
       Total                                           171           100%          163           100%          163          100%
                                                ==========    ==========    ==========    ==========    ==========   ==========
Product Yield
    Light fuels
       Gasoline                                         89            52%           84            51%           79           49%
       Jet fuel                                          1             1%            2             1%            3            2%
       Diesel/#2 fuel                                   40            23%           37            23%           41           25%
       Industrial Products
&Petrochemicals                                         41            24%           40            25%           38           24%
                                                ----------    ----------    ----------    ----------    ----------   ----------
         Total                                         171           100%          163           100%          161          100%
                                                ==========    ==========    ==========    ==========    ==========   ==========

UTILIZATION OF RATED REFINING CAPACITY                                92%                         87%                        89%

         The average API gravity of the composite crude slate run at the Lemont refinery is approximately 26 degrees. Crude oil is supplied to the refinery by pipeline.

         Petrochemical products at the Lemont refinery include benzene, toluene and xylene, plus a range of ten different aliphatic solvents.

         PDVMR owns a 25% interest in a partnership that operates a needle coker production facility, The Needle Coker Company ("Needle Coker"), adjacent to the Lemont refinery. The remaining 75% interest in Needle Coker is held by various subsidiaries of Union Oil Company of California.

CRUDE OIL PURCHASES

         PDVMR owns no crude oil reserves or production facilities and, therefore, relies on purchases of crude oil for its refining operations. A portion of the crude oil refined at the Lemont refinery is supplied by PDVSA under a crude oil supply contract, effective as of April 23, 1997, that expires in the year 2002 and, thereafter, is renewable annually. The contract calls for delivery of a guaranteed volume by PDVSA of up to 100 MBPD. However, PDVMR is not required to purchase a minimum volume. In 2000, the crude oil processed at the Lemont refinery was 7% Venezuelan, 83% Canadian and 10% from other sources.

MARKETING

         Substantially all of PDVMR's products are sold to and marketed by CITGO. See "Item 13. Certain Relationships and Related Transactions."

EMPLOYEES

         PDVMR has no employees. CITGO operates the Lemont refinery and provides all administrative functions to PDVMR pursuant to a refinery operating agreement.

REFINERY OPERATING AGREEMENT WITH CITGO

         CITGO operates the Lemont refinery in accordance with a refinery operating agreement with PDVMR. The refinery operating agreement sets out the duties, obligations and responsibilities of CITGO and PDVMR with respect to the operation of the Lemont refinery. CITGO provides all administrative functions to PDVMR, including cash management, legal and accounting services. The term of the agreement is 60 months, commencing May 1, 1997, and shall be automatically renewed for periods of 12 months, subject to early termination in accordance with the provisions of such agreement. See "Item 13. - Certain Relationships and Related Transactions."

ENVIRONMENT AND SAFETY

ENVIRONMENT -- GENERAL

         Beginning in 1994, the U.S. refining industry was required to comply with stringent product specifications under the 1990 amendments to the Federal Clean Air Act relating to reformulated gasoline and low sulphur diesel fuel. These amendments resulted in additional capital and operating expenditures, and significantly altered the U.S. refining industry and the return realized on refinery investments. In addition to these amendments, numerous other factors affect the Companies' plans with respect to environmental compliance and related expenditures. See "Factors Affecting Forward-Looking Statements."

         The Companies are subject to various federal, state and local environmental laws and regulations which may require the Companies to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Companies or other parties. The management believes that the Companies are in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

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

ENVIRONMENT -- CITGO

         In 1992, CITGO reached an agreement with a state agency to cease usage of certain surface impoundments at CITGO's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and the former owner of the Lake Charles refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods.

The remediation commenced in December 1993. In 1997, CITGO presented a proposal to a state agency revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the state agency. A ruling on the proposal, as amended, is expected in 2001 with final closure to begin in 2002.

         In 1992, an agreement was reached between CITGO and the former owner of the Lake Charles refinery concerning a number of environmental issues. The agreement consisted, in part, of payments to CITGO totaling $46 million. The former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

         The Texas Natural Resources Conservation Commission ("TNRCC") conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. TNRCC has issued notices of violation related to each of the reviews and has proposed fines of approximately $970,000 based on the 1998 review and $700,000 based on the 1999 review. The first notice of violation was issued in January 1999 and the second notice of violation was issued in December 1999. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. CITGO is currently reviewing the alleged violations and intends to vigorously protest the alleged violations and proposed fines.

         In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency, stating that the agency believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Environmental Protection Agency made a demand for payment of its past investigation costs from CITGO and other potentially responsible parties and advised it intends to conduct a remedial investigation/feasibility study under its CERCLA authority. CITGO and other potentially responsible parties may be potentially responsible for the costs of the remedial investigation/feasibility study. CITGO disagrees with the Environmental Protection Agency's allegations and intends to contest this matter.

         In January 2001, CITGO received notice of violation from the Environmental Protection Agency alleging violations of the Federal Clean Air Act. The notices of violation resulted from inspections and formal information requests regarding CITGO's compliance with the Federal Clean Air Act. The notices of violation cover CITGO's Lake Charles, Louisiana and Corpus Christi, Texas refineries and the Lemont, Illinois refinery operated by CITGO. For the Lake Charles and Lemont facilities, the notices of violations allege, among other things, violations of the "New Source Review" provisions of the Federal Clean Air Act, which address installation and permitting of new and modified air emission sources. For the Corpus Christi facility, the notice of violation alleges violations of various monitoring, leak detection and repair requirements of the Federal Clean Air Act. If CITGO were to be found to have violated the provisions cited in the notices of violation, it could be subject to possible significant penalties and capital expenditures for installation or upgrading of pollution control equipment or technologies. The likelihood of an unfavorable outcome and the amount or range of any potential loss cannot reasonably be estimated at this time.

         In October 1999, the Louisiana Department of Environmental Quality issued to CITGO a notice of violation and potential penalty notice alleging violation of benzene NESHAPS regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. CITGO anticipates resolving this for an immaterial amount.

         Conditions which require additional expenditures may exist with respect to various CITGO sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

         Increasingly stringent regulatory provisions periodically require additional capital expenditures. During 2000, CITGO spent approximately $28 million for environmental and regulatory capital improvements in its operations. CITGO's management currently estimates that CITGO will spend approximately $658 million for environmental and regulatory capital projects over the five-year period 2001-2005. These estimates may vary due to a variety of factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." See also "Factors Affecting Forward-Looking Statements."

ENVIRONMENT -- PDVMR

         Prior to May 1, 1997, PDV America had a 50% interest in The UNO-VEN Company ("UNO-VEN"), an Illinois general partnership. As of May 1, 1997, pursuant to a partnership interest retirement agreement, certain UNO-VEN assets were transferred to PDMVR. In accordance with this partnership interest retirement agreement, PDV America, VPHI Midwest, Inc., a subsidiary of PDV America, and PDVMR assumed joint and several liability for all environmental matters relating to past operations of UNO-VEN.

         In November 1999, the Attorney General's office of Illinois filed a complaint in the 12th Judicial Circuit Court, Will County, Illinois against PDVMR and CITGO alleging damages from several releases to the air of contaminants from the Lemont, Illinois refinery. The initial complaint addressed alleged violations and potential compliance actions. The Attorney General's office later made a demand for penalties of approximately $150,000. While CITGO and PDVMR disagree with the Attorney General's alleged violations and proposed penalty demand, they are cooperating with the agency and anticipate reaching an agreement with the agency to resolve this lawsuit by the end of the first quarter 2001.

         In January 2001, PDVMR received a notice of violation from the Environmental Protection Agency alleging violations of the Federal Clean Air Act. The notice of violation resulted from inspections and formal information requests regarding PDVMR's compliance with the Federal Clean Air Act. The notice of violation alleges, among other things, violations of the "New Source Review" provisions of the Federal Clean Air Act, which addresses installation and permitting of new and modified air emission sources. If PDVMR were to be found to have violated the provisions cited in the notice of violation, it could be subject to possible significant penalties and capital expenditures for installation or upgrading of pollution control equipment or technologies. The likelihood of an unfavorable outcome and the amount or range of any potential loss cannot reasonably be estimated at this time.

SAFETY

         Due to the nature of petroleum refining and distribution, CITGO and PDVMR are subject to stringent occupational health and safety laws and regulations. CITGO and PDVMR maintain comprehensive safety, training and maintenance programs. PDV America believes that it is in substantial compliance with occupational health and safety laws.

ITEM 3. LEGAL PROCEEDINGS

         Various lawsuits and claims arising in the ordinary course of business are pending against PDV America. PDV America records accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to PDV America, and in amounts greater than PDV America `s accruals, then such determinations could have a material adverse effect on PDV America's results of operations in a given reporting period. However, in the management's opinion, the ultimate resolution of these lawsuits and claims will not exceed, by a material amount, the amount of the accruals and the insurance coverage available to PDV America. This opinion is based upon management's and counsel's current assessment of these lawsuits and claims. The most significant lawsuits and claims are discussed below.

         In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. Approximately 1,300 claims have been resolved for immaterial amounts. There are 17 related lawsuits pending in the Corpus Christi, Texas state court against CITGO, on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. None of these are presently scheduled for trial.

         A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties as a result of alleged air, soil and groundwater contamination. CITGO has purchased 275 adjacent properties included in the lawsuit and settled those related property damage claims. CITGO has contested an agreement that purported to provide for settlement of the remaining property damage claims for $5 million payable by it. Motions by CITGO and the plaintiffs for a summary judgment related to the enforcement of this agreement are currently under consideration by the court.

         One of two lawsuits alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court was settled by CITGO for an immaterial amount. The other case, brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illnesses, including multiple forms of cancer, is scheduled for trial in 2002.

         Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. A trial involving two plaintiffs resulted in verdicts for the Company. The Court granted CITGO a summary judgment with respect to another group of claims; this judgment has been appealed to the Fifth Circuit Court of Appeals. No trials of the remaining cases are set pending this appeal.

         CITGO is among defendants to class action lawsuits in North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether, a component of gasoline. These actions allege that methyl tertiary butyl ether poses public health risks and seek damages as well as remediation of the alleged contamination. These matters are in early stages of discovery. The Illinois case has been transferred to New York and consolidated with the case pending in New York. CITGO has denied all of the allegations and is pursuing its defenses.

         In 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce, after investigation, determines that the merchandise has been sold to the Untied States at dumped prices or has benefited from countervailing subsidies, and (2) the U.S. International Trade Commission determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. No duties are owed on imports made prior to the formal initiation of an investigation by the Department of Commerce. In 1999, prior to initiation of a formal investigation, the Department of Commerce dismissed the petitions. In 2000, the U.S. Court of International Trade overturned this decision and remanded the case to the Department of Commerce for reconsideration; this has been appealed.

         Four former UNO-VEN marketers have filed a class action complaint against UNO-VEN alleging an improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's acquisition of the Union Oil Company of California's interest in UNO-VEN in 1997. This class action has been certified for liability purposes. The lawsuit is pending in U.S. District Court in Wisconsin. PDVMR has filed a motion for summary judgment. PDVMR and PDV America, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including this matter.

         A lawsuit is pending against PDVMR and CITGO in Illinois state court, which claims damages as a result of PDVMR's invoicing one of its partnerships and an affiliate of the other partner of such partnership, allegedly excessive charges for electricity utilized by the partnership's facilities located adjacent to PDVMR's Lemont, Illinois refinery. The Companies have denied all allegations and is pursuing their defenses.

         See also "Items 1. and 2. Business and Properties - Environment and Safety" for information regarding various enforcement actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         PDV America's common stock is not publicly traded. All of PDV America's common stock is held by PDV Holding, Inc., a Delaware corporation, whose ultimate parent is PDVSA. In 2000, PDV America declared and paid dividends of $266 million to PDV Holding, Inc.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical consolidated financial and operating data of PDV America as of the end of and for each of the five years ended December 31, 2000. The following table should be read in conjunction with the consolidated financial statements of PDV America as of December 31, 2000 and 1999, and for each of the three years ended December 31, 2000, included in "Item 8. Financial Statements and Supplementary Data."

                                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                     2000          1999          1998          1997          1996
                                                     -------       -------       -------       -------       -------
                                                                             ($ IN MILLIONS)
INCOME STATEMENT DATA
     Sales                                           $22,157       $13,332       $10,960       $13,622       $12,952
     Equity in earnings (losses) of affiliates            59            22            82            69            45
     Net revenues                                     22,269        13,410        11,107        13,754        13,071
     Income before extraordinary gain                    336           142           231           228           138
     Net income                                          336           142           231           228           138
     Other comprehensive income (loss)                     1           (3)             -             -             -
     Comprehensive income                                337           139           231           228           138
RATIO OF EARNINGS TO FIXED CHARGES (1)                  4.56x         2.52x         3.06x         2.58x         1.91x
BALANCE SHEET DATA
     Total assets                                     $7,635        $7,746        $7,075        $7,244        $6,938
     Long-term debt (excluding current portion)        1,586         2,096         2,174         2,164         2,595
     (2)
     Total debt (3)                                    1,697         2,442         2,273         2,526         2,755
     Shareholder's equity                              2,789         2,718         2,601         2,589         2,111

----------

(1) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting changes plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest.

(2) Includes long-term debt to third parties, note payable to affiliate and capital lease obligations.

(3) Includes short-term bank loans, current portion of capital lease obligations and long-term debt, long-term debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the consolidated financial statements of PDV America included elsewhere herein.

         Petroleum industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies cannot entirely control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment (see "Items 1. and 2. Business and Properties - Environment and Safety"), have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products, and, in some cases, limiting their profits directly. Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. PDV America's consolidated operating results are affected by these industry-specific factors and by company-specific factors, such as the success of marketing programs and refinery operations.

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

         In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on PDV America's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on PDV America's earnings and cash flows. CITGO purchases a significant amount of its crude oil requirements from PDVSA under long-term supply contracts expiring in the years 2006 through 2013. The supply of crude oil from PDVSA represented approximately 50% of the crude oil processed in refineries operated by CITGO in the year ended December 31, 2000. These crude supply contracts contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. For the year 2000, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, CITGO has been required to use alternative sources of crude oil. As a result, CITGO estimates that crude oil costs for the year ended December 31, 2000 were higher by $5 million from what would have otherwise been the case. However, on October 1, 2000, the force majeure condition was terminated and deliveries of crude oil returned to contract levels. See Items 1. and 2. Business and Properties - CITGO - Crude Oil and Refined Product Purchases. CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. As a result of the factors described above, the earnings and cash flows of CITGO may experience substantial fluctuations. Inflation was not a significant factor in the operations of CITGO during the three years ended December 31, 2000.

         CITGO's revenues accounted for over 99% of PDV America's consolidated revenues in 2000, 1999 and 1998. PDVMR's sales of $2,067 million for the period ended December 31, 2000 were primarily to CITGO and, accordingly, these were eliminated in consolidation.

         The following table summarizes the sources of PDV America's sales revenues and volumes.

                      PDV AMERICA SALES REVENUE AND VOLUMES

                                                        YEAR ENDED DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                                                --------------------------------------    -------------------------------------
                                                   2000          1999          1998          2000          1999          1998
                                                ----------    ----------    ----------    ----------    ----------   ----------
                                                            ($ IN MILLIONS)                          (MM GALLONS)
Gasoline                                        $   12,447    $    7,691    $    6,252        13,648        13,115       13,241
Jet fuel                                             2,065         1,129           828         2,367         2,198        1,919
Diesel / #2 fuel                                     4,750         2,501         1,945         5,565         5,057        4,795
Asphalt                                                546           338           300           812           753          774
Petrochemicals and industrial products               1,763         1,041           952         2,404         2,306        2,658
Lubricants and waxes                                   552           482           441           279           285          230
                                                ----------    ----------    ----------    ----------    ----------   ----------
         Total refined product sales            $   22,123    $   13,182    $   10,718        25,075        23,714       23,617
Other sales                                             34           152           242            --            --           --
                                                ----------    ----------    ----------    ----------    ----------   ----------
         Total sales                            $   22,157    $   13,334    $   10,960        25,075        23,714       23,617
                                                ==========    ==========    ==========    ==========    ==========   ==========

         The following table summarizes PDV America's cost of sales and operating expenses.

                PDV AMERICA COST OF SALES AND OPERATING EXPENSES

                                                                    YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                               2000         1999           1998
                                                           -----------   -----------   -----------
                                                                       ($ IN MILLIONS)
Crude oil                                                  $     6,784   $     3,804   $     2,571
Refined products                                                11,308         6,640         5,102
Intermediate feedstocks                                          1,573           990           900
Refining and manufacturing costs                                 1,058           999           949
Other operating costs and expenses and inventory changes           647           374           784
                                                           -----------   -----------   -----------
     Total cost of sales and operating expenses            $    21,370   $    12,807   $    10,306
                                                           ===========   ===========   ===========

RESULTS OF OPERATIONS -- 2000 COMPARED TO 1999

         Sales revenues and volumes. Sales increased $8,823 million, representing a 66% increase from 1999 to 2000. This was due to an increase in average sales price of 57% and an increase in sales volume of 6%.

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by approximately $37 million, or 168%, from $22 million in 1999 to $59 million in 2000. The increase was primarily due to the change in the earnings of LYONDELL-CITGO, CITGO's share of which increased $40 million, from $1 million in 1999 to $41 million in 2000. The increase in LYONDELL-CITGO earnings was due primarily to increased deliveries and an improved mix of crude oil, higher spot margins, reflecting a stronger gasoline market in 2000, and higher margins for reformulated gasoline due to industry supply shortages. These improvements were partly offset by higher fuels and utility costs and interest expense.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $8,571 million, or 67%, from 1999 to 2000. See PDV America's Cost of Sales and Operating Expenses table above.

         PDV America purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 53% and 52% of cost of sales for the years 2000 and 1999, respectively. These refined product purchases included purchases from LYONDELL-CITGO, Chalmette and HOVENSA. PDV America estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that PDV America can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from PDV America produced products and margins may vary due to market conditions and other factors beyond PDV America's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, PDV America does not anticipate operational actions or market conditions to cause a material change in anticipated purchased product requirements. However, there could be events beyond the control of PDV America that may impact the volume of refined products purchased. See "Factors Affecting Forward-Looking Statements."

         As a result of purchases of crude oil supplies from alternate sources due to PDVSA's invocation of the force majeure provisions in its crude oil supply contracts, PDV America estimates that its cost of crude oil purchased in 2000 increased by $5 million from what would have otherwise been the case.

         Gross margin. The gross margin for 2000 was $787 million, or 3.5% of net sales, compared to $535 million, or 4.0% of net sales, for 1999. The gross margin increased from 2.3 cents per gallon in 1999 to 3.1 cents per gallon in 2000.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $19 million, or 8%, in 2000, primarily as a result of a reduction in bad debt expense due to the sale of PDV America's consumer credit card business in March 2000.

         Income taxes. PDV America's provision for income taxes in 2000 was $183 million, representing an effective tax rate of 35%. In 1999, PDV America's provision for income taxes was $58 million, representing an effective tax rate of 29%. The effective tax rate for the 1999 tax-year was unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last Internal Revenue Service audit. During the years under that audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns pending final determination by the Internal Revenue Service. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.


RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

         Sales revenues and volumes. Sales increased $2,372 million, representing a 22% increase from 1998 to 1999. This was due to an increase in average sales price of 22% while sales volume remained flat. See PDV America Sales Revenues and Volumes table above.

         Equity in earnings of affiliates. Equity in earnings of affiliates decreased by approximately $60 million, or 73%, from $82 million in 1998 to $22 million in 1999. The decrease was primarily due to the change in the earnings of LYONDELL-CITGO, CITGO's share of which decreased $58 million, from $59 million in 1998 to $1 million in 1999. The decrease in LYONDELL-CITGO earnings was due primarily to reduced processing of extra heavy crude oil as a result of lower allocations and deliveries and a less favorable mix of extra heavy Venezuelan crude oil by PDVSA, partially offset by increased processing of spot crude, costs and lower operating rates related to outages of a coker unit and a fluid catalytic cracker unit and a charge related to LYONDELL-CITGO's renegotiated labor agreement.

         Other income (expense). Other expense was $27 million for the year ended December 31, 1999 as compared to $9 million for the same period in 1998. The difference was primarily due to: (1) a $3 million gain on the sale of Petro-Chemical Transport in 1998, (2) a loss of $2 million on the sale of CITGO's interest in the Texas New Mexico Pipeline and (3) a $7 million loss related to the sale of various PDVMR properties.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2,501 million, or 24%, from 1999 to 1998. See PDV America Cost of Sales and Operating Expenses table above.

         PDV America purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 52% and 50% of cost of sales for the years 1999 and 1998, respectively. These refined product purchases included purchases from LYONDELL-CITGO, Chalmette and HOVENSA. PDV America estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that PDV America can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from PDV America's produced products and margins may vary due to market conditions and other factors beyond PDV America's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, PDV America does not anticipate operational actions or market conditions to cause a material change in anticipated purchased product requirements. However, there could be events beyond the control of PDV America that may impact the volume of refined products purchased.

         As a result of purchases of crude oil supplies from alternate sources due to the supplier's invocation of the force majeure provisions in its crude oil supply contracts, PDV America estimates that its cost of crude oil purchased in 1999 increased by $55 million from what would have otherwise been the case.

         Gross margin. The gross margin for 1999 was $525 million, or 3.9%, compared to $655 million, or 6.0%, for 1998. In 1999, the revenue per gallon component increased approximately 22% while the cost per gallon component increased approximately 23%. As a result, the gross margin decreased approximately one-tenths of a cent on a per gallon basis in 1999 compared to 1998.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $21 million, or 8%, in 1999, as a result of the Companies' efforts to reduce such expenses and the reduction in employee incentive compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2000, PDV America's net cash provided by operating activities totaled approximately $830 million, primarily reflecting $336 million of net income, $292 million of depreciation and amortization and the net effect of other items of $202 million. The more significant changes in other items included the increase in accounts receivable, including receivables from affiliates, of approximately $(340) million and the increase in accounts payable and other current liabilities, including payables to affiliates, of approximately $442 million.

         Net cash provided by investing activities in 2000 totaled $96 million consisting primarily of proceeds from notes receivables from PDVSA of $250 million, partially offset by capital expenditures of $122 million and investments in LYONDELL-CITGO of $18 million.

         During the same period, consolidated net cash used in financing activities totaled approximately $1,019 million comprised primarily of $462 million of repayments of revolving bank loans, payments on senior indebtedness of $250 million and a $266 million dividend.

         PDV America currently estimates that its capital expenditures for the years 2001 through 2005 will total approximately $2.2 billion. These include:

       PDV AMERICA ESTIMATED CAPITAL EXPENDITURES - 2001 THROUGH 2005 (1)

     Strategic                                          $   740 million
     Maintenance                                            449 million
     Regulatory / Environmental                           1,056 million
                                                        ---------------
              Total                                     $ 2,245 million
                                                        ===============

----------

(1) These estimates may change as future regulatory events unfold See "Factors Affecting Forward-Looking Statements".

         PDV America's notes receivable from PDVSA is unsecured and is comprised of $500 million of 7.995% notes maturing on August 1, 2003.

         PDV America's notes receivables from PDVSA Finance Ltd., a wholly owned subsidiary of PDVSA, are unsecured and are comprised of $130 million of 8.558% notes maturing on November 10, 2013 and a $38 million 10.395% note maturing on May 15, 2014.

         As of December 31, 1999, PDV America and its subsidiaries had an aggregate of $1,603 million of indebtedness outstanding, maturing on various dates through the year 2029. As of December 31, 2000, the contractual commitments of PDV America and its subsidiaries to make principal payments on this indebtedness were $85 million, $36 million and $560 million for 2001, 2002 and 2003, respectively.

         PDV America issued $500 million of 7.875% of senior notes in 1993. Interest on these notes is payable in semiannual installments. In August 1998, PDV America repaid the $250 million 7.25% Senior Notes due August 1, 1998 with the proceeds received from the maturity of $250 million of mirror notes due from PDVSA on July 31, 1998. On August 1, 2000, PDV America repaid $250 million Senior Notes due August 1, 2000 with proceeds from the maturity of $250 million of mirror notes due from PDVSA on July 31, 2000.

         CITGO's bank credit facility consists of a $400 million, five-year, revolving bank loan and a $150 million, 364-day, revolving bank loan, both of which are unsecured and have various borrowing maturities, of which none was outstanding at December 31, 2000. Cit-Con has a separate credit agreement under which $7 million was outstanding at December 31, 2000. CITGO's other principal indebtedness consists of (1) $200 million in senior notes issued in 1996, (2) $260 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (3) $97 million in senior notes issued in 1991, (4) $310 million in obligations related to tax exempt bonds issued by various governmental units, and (5) $174 million in obligations related to taxable bonds issued by various governmental units. See Consolidated Financial Statements of PDV America - Note 9 in Item 14a.

         PDVMR's bank credit facility consists of a $100 million revolving credit facility, committed through April 2002, of which none was outstanding at December 31, 2000. Other indebtedness consists of $20 million in pollution control bonds. See Consolidated Financial Statements of PDV America - Note 9 in
Item 14a.

         As of December 31, 2000, capital resources available to PDV America and its subsidiaries included cash provided by operations, available borrowing capacity of $550 million under CITGO's revolving credit facility and $182 million in unused availability under uncommitted short-term borrowing facilities with various banks and $100 million in unused availability under PDVMR's revolving credit facility with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. PDV America believes that its has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. In addition, PDV America intends that payments received from its notes receivables from PDVSA will provide funds to service PDV America's 7.875% senior notes. PDV America periodically evaluates other sources of capital in the marketplace. PDV America intends to provide for its long-term capital requirements using current capital resources and will consider future financing arrangements (including the issuance of debt securities) if necessary. PDV America's ability to obtain such future financing will depend on numerous factors, including market conditions and the perceived creditworthiness of PDV America at that time. See "Factors Affecting Forward-Looking Statements."

         The debt instruments of PDV America, PDVMR and CITGO impose restrictions on PDV America's, PDVMR's and CITGO's ability to incur additional debt, grant liens, make investments, sell or acquire fixed assets, make restricted payments and engage in other transactions. In addition, restrictions exist over the payment of dividends and other distributions to PDV America from CITGO. PDV America, PDVMR and CITGO were in compliance with all their respective covenants under such debt instruments at December 31, 2000.

         PDV America and its subsidiaries form a part of PDV Holding's consolidated Federal income tax return. CITGO has a tax allocation agreement with PDV America, which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities.

IMPENDING ACCOUNTING CHANGE

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, the Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, was issued. The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Some of PDV America's derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions. Under the transition provisions of SFAS No. 133, on January 1, 2001 PDV America will record an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Some of PDV America's derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments. Under the transition provisions of SFAS No. 133, on January 1, 2001, PDV America will record fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America. Under the transition provisions of SFAS No. 133, on January 1, 2001, PDV America will record an after-tax, cumulative-effect-type benefit of $13.8 million to net income related to these derivatives.

         PDV America has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001. Future changes in the fair value of those derivatives will be recorded in income. Prospectively, PDV America plans to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater.

         The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for years beginning after December 15, 2001, and will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At December 31, 2000, PDV America had included turnaround costs of $96 million in other assets. The management of PDV America has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         PDV America and its subsidiaries are exposed to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Companies operate and finance their assets. The Companies do not attempt to manage the price risk related to all of their inventories of crude oil and refined products. As a result, at December 31, 2000, the Companies were exposed to the risk of broad market price declines with respect to a substantial portion of their crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

COMMODITY INSTRUMENTS

         CITGO balances its crude oil and petroleum product supply and demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualified as hedges through December 31, 2000. However, certain strategies that CITGO used on commodity positions during 1998 did not qualify as hedges.

                        NON-TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2000


                                                                   MATURITY    NUMBER OF     CONTRACT     MARKET
       COMMODITY                       DERIVATIVE                    DATE      CONTRACTS     VALUE (2)     VALUE
--------------------    -----------------------------------        --------    ---------     ---------   ---------
                                                                                                ($ in millions)
                                                                                             ---------------------
No Lead Gasoline (1)    Futures Purchased                            2001          25        $    0.8    $     0.8

Heating Oil (1)         Futures Purchased                            2001        1533        $   53.9    $    55.6
                        Futures Purchased                            2002          16        $    0.5    $     0.5
                        Futures Sold                                 2001         579        $   21.2    $    21.7
                        OTC Swaps (Pay Fixed/Receive Float)          2001           9        $     --    $     0.1
                        OTC Swaps (Pay Float/Receive Fixed)          2001         500        $     --    $    (0.5)

Crude Oil (1)           Futures Purchased                            2001         579        $   15.9    $    15.5
                        Futures Sold                                 2001         800        $   23.4    $    21.4

----------

(1)      1,000 barrels per contract

(2)      Weighted average price


                        NON-TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 1999


                                                   MATURITY     NUMBER OF       CONTRACT        MARKET
     COMMODITY                 DERIVATIVE            DATE       CONTRACTS       VALUE (2)       VALUE
--------------------       ------------------      --------     ---------       ---------     ----------
                                                                                   ($ in millions)
                                                                                ------------------------
No Lead Gasoline (1)       Futures Purchased         2000           60          $     1.7     $     1.7
                           Futures Sold              2000          225          $     6.1     $     6.4
                           Swaps                     2000          300          $      --     $    (0.3)

Heating Oil (1)            Futures Purchased         2000          217          $     5.7     $     6.0
                           Futures Purchased         2001            6          $     0.1     $     0.1
                           Futures Sold              2000          450          $    12.5     $    12.8
                           Swaps                     2000          336          $      --     $      --

Crude Oil (1)              Swaps                     2000          600          $      --     $     0.9

Natural Gas (3)            Futures Purchased         2000            6          $     0.1     $     0.1

----------

(1)      1,000 barrels per contract

(2)      Weighted average price

(3)      10,000 mmbtu per contract

DEBT RELATED INSTRUMENTS


         CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40% to 60% fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At December 31, 2000, CITGO's primary exposures were to LIBOR and floating rates on tax-exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON-TRADING INTEREST RATE DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2000


                                                              NOTIONAL
                                                 FIXED       PRINCIPAL
VARIABLE RATE INDEX      EXPIRATION DATE       RATE PAID       AMOUNT
-------------------      ---------------       ---------   ---------------
                                                           ($ in millions)
J.J. Kenny                February 2005          5.30%         $ 12
J.J. Kenny                February 2005          5.27%           15
J.J. Kenny                February 2005          5.49%           15
                                                               ----
                                                               $ 42
                                                               ====

                      NON-TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT DECEMBER 31, 1999 AND 1998

                                                                     NATIONAL
                                                         FIXED       PRINCIPAL
VARIABLE RATE INDEX           EXPIRATION DATE          RATE PAID      AMOUNT
-------------------           ---------------          ---------     ---------
                                                                  ($ in millions)
One-month LIBOR                May 2000                  6.28%       $     25
J.J. Kenny                     May 2000                  4.72%             25
J.J. Kenny                     February 2005             5.30%             12
J.J. Kenny                     February 2005             5.27%             15
J.J. Kenny                     February 2005             5.49%             15
                                                                     --------
                                                                     $     92
                                                                     =========

         The fair value of the interest rate swap agreements in place at December 31, 2000, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.0 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2000

                                                                  EXPECTED
 EXPECTED         FIXED        AVERAGE FIXED    VARIABLE      AVERAGE VARIABLE
MATURITIES      RATE DEBT      INTEREST RATE    RATE DEBT      INTEREST RATE
----------      ---------      -------------    ---------     ----------------
             ($ in millions)                 ($ in millions)
      2001      $     40            9.11%       $     45            6.79%
      2002            36            8.78%              0            6.78%
      2003           560            7.98%              0            7.02%
      2004            31            8.02%             16            7.36%
      2005            12            9.30%              0            7.70%
Thereafter      $    379            7.99%       $    484            8.86%
                --------        --------        --------        --------
  Total         $  1,058            8.07%       $    545            8.65%
                ========        ========        ========        ========
Fair Value      $  1,042                        $    545
                ========                        ========

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 1999

                                                                  EXPECTED
 EXPECTED               FIXED     AVERAGE FIXED     VARIABLE   AVERAGE VARIABLE
MATURITIES            RATE DEBT   INTEREST RATE    RATE DEBT    INTEREST RATE
----------           ----------   -------------    ----------  ---------------
                    ($ in millions)              ($ in millions)
    2000             $      290         7.94%      $       40         6.89%
    2001                     40         9.11%              32         7.55%
    2002                     36         8.78%              75         7.93%
    2003                    560         7.98%             345         8.24%
    2004                     31         8.02               16         8.54%
Thereafter                  391         8.02%             484         9.73%
                     ----------   ----------       ----------   ----------
   Total             $    1,348         8.04%      $      992         8.87%
                     ==========   ==========       ==========   ==========
Fair Value           $    1,288                    $      992
                     ==========                    ==========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         PDV America's Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are included in Item 14a of this annual report. PDV America's quarterly results of operations are reported in Consolidated Financial Statements - Note 15, included in Item 14a.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting certain information otherwise required by Item 10 of Form 10-K relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c).

ITEM 11. EXECUTIVE COMPENSATION

         The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting certain information otherwise required by Item 11 of Form 10-K relating to executive compensation as permitted by General Instruction (I)(2)(c).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         PDV America is a wholly owned, indirect subsidiary of PDVSA. As a result, PDVSA either directly or indirectly, nominates and selects members of the board of directors of PDV America and its subsidiaries.

         CITGO has entered into several transactions with PDVSA or affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. Under these agreements, CITGO purchased approximately $3.2 billion of crude oil, feedstocks and refined products at market related prices from PDVSA in 2000. At December 31, 2000, $251 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA. See "Items 1. and 2. Business and Properties - CITGO - Crude Oil and Refined Product Purchases."

         LYONDELL-CITGO owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell ("the Owners"). CITGO contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996, with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply contract through the year 2017. Under this agreement, LYONDELL-CITGO purchased approximately $1.8 billion of crude oil and feedstocks at market related prices from PDVSA in 2000. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract. See Consolidated Financial Statements of PDV America - Notes 2 and 3 in Item 14a.

         CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 2000, in accordance with agreements between the Owners concerning such interest. CITGO held notes receivable from LYONDELL-CITGO of $35 million and $28 million at December 31, 2000 and 1999, respectively. The notes bear interest at market rates that were approximately 6.9% and 6.7% at December 31, 2000 and 1999, and are due July 1, 2003. Effective December 31, 1999, CITGO converted $32.7 million of additional notes receivable from LYONDELL-CITGO to investments in LYONDELL-CITGO.

         LYONDELL-CITGO has a $450 million credit facility that is due on September 2001. The Owners are currently reviewing financing alternatives to address this situation. However, there is no agreement on a definitive plan to replace this facility and LYONDELL-CITGO does not have the funds available to repay the facility when it becomes due. As a result of this circumstance, CITGO management conducted a review to determine if its ability to realize the carrying value of its investment in LYONDELL-CITGO has been impaired. Based upon this review, CITGO management has determined that no such impairment has occurred.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners.

         On May 1, 1997, PDV America and Union Oil Company of California closed a transaction relating to UNO-VEN. The transaction transferred certain assets and liabilities to PDVMR, a subsidiary of PDV America, in liquidation of PDV America's 50% ownership interest in UNO-VEN. The assets include a refinery in Lemont, Illinois, as well as product distribution terminals located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery. See Consolidated Financial Statements of PDV America - Note 3 in
Item 14a. A portion of the crude oil processed by PDVMR is supplied by PDVSA under a long-term crude oil supply contract.

         An affiliate of PDVSA acquired a 50% equity interest in Chalmette in October 1997 and assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 2000. See Consolidated Financial Statements of PDV America - Note 3 in Item 14a. CITGO acquired approximately 67 MBPD of refined products from the refinery during 2000, approximately one-half of which was gasoline. The PDVSA affiliate did not assign its purchase option to CITGO for 2001.

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement. See Consolidated Financial Statements of PDV America - Note 3 in Item 14a. Pursuant to the above arrangement, CITGO acquired approximately 125 MBPD of refined products from the refinery during 2000, approximately one-half of which was gasoline.

         The purchase agreements with LYONDELL-CITGO, Chalmette and HOVENSA incorporate various formula prices based on published market prices and other factors. Such purchases totaled $5.3 and $3.1 billion for 2000 and 1999, respectively. At December 31, 2000 and 1999, $195 and $116 million, respectively, were included in payables to affiliates as a result of these transactions.

         CITGO had refined product, feedstock, crude oil and other product sales of $222 and $190 million to affiliates, including LYONDELL-CITGO and Mount Vernon Phenol Plant Partnership, in 2000 and 1999, respectively. CITGO's sales of crude oil to affiliates were $4 million and $37 million in 2000 and 1999, respectively. At December 31, 2000 and 1999, $38 million was included in PDV America's consolidated balance sheets under the caption "Due from affiliates" as a result of these transactions.

         CITGO has guaranteed approximately $17 million of debt of certain CITGO marketers. Such debt is substantially collateralized by assets of these entities. CITGO has also guaranteed approximately $113 million of debt of certain affiliates, including $50 million related to HOVENSA and $11 million related to the Nelson Industrial Steam Company. CITGO and PDVMR have outstanding letters of credit totaling approximately $540 million which includes $498 million related to CITGO's tax-exempt and taxable revenue bonds and $20.3 million related to PDVMR's pollution control bonds. CITGO has also acquired surety bonds totaling $51 million primarily due to requirements of various government entities. See Consolidated Financial Statements of PDV America - Note 12 in Item 14a.

         PDVMR is party to a Contract for Purchase and Sale of Crude Oil dated April 23, 1997, with CITGO and Maraven S.A. ("Maraven"), a corporation organized and existing, at the date of the contract, under the laws of the Bolivarian Republic of Venezuela. In accordance with the contract, Maraven (or its successor) is obligated to provide a base volume of up to 100 MBPD of Venezuelan crude, and CITGO as operator is responsible for administering the purchase of additional volumes of crude for the refinery. The Venezuelan crude is priced in accordance with a formula based upon posted crude prices less a quality differential. Maraven (or its successor), CITGO and PDVMR can change the amount and type of crude supplied in order to capture additional economic opportunities. The term of the agreement is 60 months with renewal periods of 12 months. PDVMR purchased approximately 13,000 barrels per day and 31,000 barrels per day under this contract in 2000 and 1999, respectively.

         PDVMR sells certain refinery by-products and utilities to Needle Coker and buys back hydrogen, naphtha and steam. Sales to Needle Coker were approximately $11 million and $9 million in 2000 and 1999, respectively. Purchases from Needle Coker were approximately $9 million and $6 million in 2000 and 1999, respectively.

         During 1995, PDVMR entered into a service agreement with PDVSA to provide financial and foreign agency services. Income from these services was approximately $0 million, $0.9 million and $1.7 million in 2000, 1999 and 1998, respectively.

         Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi Refinery West Plant. See Consolidated Financial Statements of PDV America - Note 13.

         PDV America's notes receivable from PDVSA is unsecured and is comprised of $500 million of 7.995% notes maturing on August 1, 2003. Interest on these notes is payable semiannually by PDVSA to PDV America on February 1 and August 1 of each year, less one business day. Interest income attributable to such notes and on the $250 million 7.75% notes receivable from PDVSA that matured on August 1, 2000, was approximately $51 million, $59 million and $70 million for the years ended December 31, 2000, 1999 and 1998, respectively, with approximately $17 and $25 million included in PDV America's consolidated balance sheets under the caption "Due from affiliates" at December 31, 2000 and 1999, respectively.

         PDV America's notes receivables from PDVSA Finance Ltd., a wholly owned subsidiary of PDVSA, are unsecured and are comprised of $130 million of 8.558% notes maturing on November 10, 2013 and a $38 million 10.395% note maturing on May 15, 2014. Interest on these notes is payable quarterly. Interest income attributable to such notes was approximately $26 million, $24 million and $3 million for the years ended December 31, 2000, 1999 and 1998, respectively, with approximately $4 million included in PDV America's consolidated balance sheets under the caption "Due from affiliates" at December 31, 2000 and 1999. Due to the related party nature of these notes receivables, it is not practicable to estimate their fair value.

         CITGO and PDV America are parties to a tax allocation agreement that is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a. CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

1. FINANCIAL STATEMENTS:

                                                                                       Page
                                                                                       ----
Independent Auditors' Report                                                            F-1

Consolidated Balance Sheets at December 31, 2000 and 1999                               F-2

Consolidated Statements of Income and Comprehensive Income for each of
     the years ended December 31, 2000, 1999 and 1998                                   F-3

Consolidated Statements of Shareholder's Equity for each of
     the years ended December 31, 2000, 1999 and 1998                                   F-4

Consolidated Statements of Cash Flows for each of
     the years ended December 31, 2000, 1999 and 1998                                   F-5

Notes to Consolidated Financial Statements                                              F-7

2. EXHIBITS:

         Item 14(c) below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

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

 ***10.20      Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated December 31, 1998

 ***10.21      Loan agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of
               $130,000,000, dated November 10, 1998

 ***10.22      Loan agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of
               $130,000,000, dated November 10, 1998

****10.23      Loan agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of
               $38,000,000, dated July 2, 1999

     12.1      Computation of Ratio of Earnings to Fixed Charges

     21.1      List of Subsidiaries of the Registrant

     27.1      Financial Data Schedule

----------

* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

**** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                PDV AMERICA, INC.


                                By:/s/ Carlos Jorda
                                   ---------------------------------------------
                                   Name:    Carlos Jorda
                                   Title:   President, Chief Executive Officer,
                                            Chief Financial Officer and Director

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             Signatures                         Title                                              Date
             ----------                         -----                                              ----
By: /s/ Carlos Jorda                            President, Chief Executive Officer,                March 30, 2001
    ----------------------------------          Chief Financial Officer and Director
    Carlos Jorda


By: /s/ Luis Davila                             Vice President, Chief Accounting Officer           March 30, 2001
    ----------------------------------          and Treasurer
    Luis Davila


By: /s/ Jose I. Moreno                          Secretary and Director                             March 30, 2001
    ----------------------------------
    Jose I. Moreno

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of PDV America, Inc.

We have audited the accompanying consolidated balance sheets of PDV America, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PDV America, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York
February 9, 2001

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------
                                                                                2000              1999
                                                                            -----------       -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $    20,751       $   113,414
   Accounts receivable - net                                                  1,372,712         1,027,352
   Due from affiliates                                                           59,519            42,340
   Inventories                                                                1,156,065         1,097,923
   Current portion of notes receivable from PDVSA                                    --           250,000
   Prepaid expenses and other                                                    16,439            16,949
                                                                            -----------       -----------
         Total current assets                                                 2,625,486         2,547,978

NOTES RECEIVABLE FROM PDVSA AND AFFILIATE                                       798,000           798,000
PROPERTY, PLANT AND EQUIPMENT - Net                                           3,287,277         3,417,815
RESTRICTED CASH                                                                      --             3,015
INVESTMENTS IN AFFILIATES                                                       712,560           758,812
OTHER ASSETS                                                                    211,855           219,946
                                                                            -----------       -----------
         TOTAL                                                              $ 7,635,178       $ 7,745,566
                                                                            ===========       ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Short-term bank loans                                                    $    37,500       $    16,000
   Accounts payable                                                           1,039,756           780,660
   Due to affiliates                                                            452,026           281,428
   Taxes other than income                                                      210,986           218,503
   Other current liabilities                                                    245,864           208,394
   Income taxes payable                                                          74,152             6,367
   Current portion of deferred income taxes                                      43,950             9,716
   Current portion of long-term debt                                             47,078           314,078
   Current portion of capital lease obligation                                   26,649            16,356
                                                                            -----------       -----------
         Total current liabilities                                            2,177,961         1,851,502

LONG-TERM DEBT                                                                1,518,639         2,010,223
CAPITAL LEASE OBLIGATION                                                         67,322            85,570
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                     206,339           212,871
OTHER NONCURRENT LIABILITIES                                                    215,030           230,189
DEFERRED INCOME TAXES                                                           629,163           607,213
MINORITY INTEREST                                                                31,518            29,710
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDER'S EQUITY:
   Common stock, $1.00 par value - authorized, issued and outstanding,
     1,000 shares                                                                     1                 1
   Additional capital                                                         1,532,435         1,532,435
   Retained earnings                                                          1,259,135         1,189,066
   Accumulated other comprehensive loss                                          (2,365)           (3,214)
                                                                            -----------       -----------
         Total shareholder's equity                                           2,789,206         2,718,288
                                                                            -----------       -----------
         TOTAL                                                              $ 7,635,178       $ 7,745,566
                                                                            ===========       ===========


See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------
                                                            2000               1999               1998
                                                        ------------       ------------       ------------
REVENUES:
   Net sales                                            $ 21,941,263       $ 13,135,695       $ 10,780,691
   Sales to affiliates                                       215,965            198,672            179,556
                                                        ------------       ------------       ------------

                                                          22,157,228         13,334,367         10,960,247

   Equity in earnings of affiliates                           58,728             22,161             82,338
   Interest income from PDVSA                                 77,405             83,645             73,152
   Other income (expense) - net                              (24,028)           (27,350)            (8,669)
                                                        ------------       ------------       ------------

                                                          22,269,333         13,412,823         11,107,068
                                                        ------------       ------------       ------------

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (including
     purchases of $8,789,397, $5,002,127 and
     $3,576,056 from affiliates)                          21,370,315         12,799,171         10,305,535
   Selling, general and administrative expenses              228,642            247,735            258,366
   Interest expense:
     Capital leases                                           11,019             12,715             14,235
     Other                                                   138,150            152,636            166,006
   Minority interest                                           1,808                151              1,223
                                                        ------------       ------------       ------------

                                                          21,749,934         13,212,408         10,745,365
                                                        ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                                   519,399            200,415            361,703

INCOME TAXES                                                 183,130             58,230            130,985
                                                        ------------       ------------       ------------

NET INCOME                                                   336,269            142,185            230,718

OTHER COMPREHENSIVE INCOME (LOSS) -
   Minimum pension liability adjustment, net of
     deferred taxes of $(499) in 2000
     and $2,012 in 1999                                          849             (3,214)                --
                                                        ------------       ------------       ------------

COMPREHENSIVE INCOME                                    $    337,118       $    138,971       $    230,718
                                                        ============       ============       ============


See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)


                                                                                                        ACCUMULATED
                                                  COMMON STOCK                                             OTHER           TOTAL
                                           ---------------------------    ADDITIONAL      RETAINED     COMPREHENSIVE   SHAREHOLDER'S
                                              SHARES         AMOUNT        CAPITAL        EARNINGS     INCOME (LOSS)      EQUITY
                                           ------------   ------------   ------------  -------------   -------------   ------------
BALANCE, JANUARY 1, 1998                              1   $          1   $  1,482,435   $  1,106,656   $         --    $  2,589,092

  Capital contributions                              --             --         50,000             --             --          50,000

  Dividend paid                                      --             --             --       (268,478)            --        (268,478)

  Net income                                         --             --             --        230,718             --         230,718
                                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1998                            1              1      1,532,435      1,068,896             --       2,601,332

  Other comprehensive loss:
     Minimum pension liability adjustment            --             --             --             --         (3,214)         (3,214)

  Net income                                         --             --             --        142,185             --         142,185

  Dividend paid                                      --             --             --        (22,015)            --         (22,015)
                                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1999                            1              1      1,532,435      1,189,066         (3,214)      2,718,288

  Other comprehensive income:
    Minimum pension liability adjustment             --             --             --             --            849             849

  Net income                                         --             --             --        336,269             --         336,269

  Dividend paid                                      --             --             --       (266,200)            --        (266,200)
                                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2000                            1   $          1   $  1,532,435   $  1,259,135   $     (2,365)   $  2,789,206
                                           ============   ============   ============   ============   ============    ============


See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                     2000            1999            1998
                                                                  ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  336,269      $  142,185      $  230,718
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                   292,259         276,916         265,125
     Provision for losses on accounts receivable                       1,651          15,110          13,826
     Loss (gain) on sale of investments                                    1           1,616          (2,590)
     Deferred income taxes                                            56,185          73,466          72,593
     Distributions in excess of equity in
       earnings of affiliates                                         68,196          82,847          46,180
     Inventory adjustment to market                                       --              --         171,600
     Postretirement benefits                                              --              --             516
     Other adjustments                                                23,080          18,162            (259)
     Change in operating assets and liabilities, exclusive of
       acquisitions of businesses:
       Accounts receivable and due from affiliates                  (340,083)       (456,734)         85,930
       Inventories                                                   (58,142)       (262,795)         (6,456)
       Prepaid expenses and other current assets                         419           4,688          (9,687)
       Accounts payable and other current liabilities                442,810         406,325        (113,088)
       Income taxes payable                                           67,785           4,760          (9,867)
       Other assets                                                  (57,994)        (66,324)        (79,118)
       Other liabilities                                              (2,664)        (15,523)         45,236
                                                                  ----------      ----------      ----------
         Net cash provided by operating activities                   829,772         224,699         710,659
                                                                  ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (122,049)       (248,042)       (230,195)
   Proceeds from sales of property, plant and equipment                4,491          16,495          26,722
   Loan to affiliate                                                      --         (38,000)       (260,000)
   Proceeds from notes receivable from PDVSA                         250,000              --         250,000
   Decrease (increase) in restricted cash                              3,015           6,421          (2,516)
   Investments in LYONDELL-CITGO Refining LP                         (17,600)             --              --
   Loans to LYONDELL-CITGO Refining LP                                (7,024)        (24,600)        (19,800)
   Proceeds from sale of investments                                      --           4,980           7,160
   Investments in and advances to other affiliates                   (14,500)         (4,212)         (3,247)
                                                                  ----------      ----------      ----------
         Net cash provided by (used in) investing activities          96,333        (286,958)       (231,876)
                                                                  ----------      ----------      ----------

                                                                     (Continued)

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      2000              1999              1998
                                                                  ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments of) proceeds from revolving bank loans         $   (462,000)     $    252,000      $    (47,000)
   Net proceeds from (repayments of) short-term bank loans              21,500           (21,000)           34,000
   Payments on term bank loan                                               --                --           (58,823)
   Payments on master shelf agreement                                  (39,935)               --                --
   Payments on private placement senior notes                         (250,000)          (39,935)         (308,686)
   Payments on UHS business purchase liability                          (7,066)           (6,427)           (7,191)
   (Payments on) proceeds from taxable bonds                                --           (25,000)          100,000
   Proceeds from issuance of tax-exempt bonds                               --            25,000            47,200
   Dividends paid                                                     (266,200)          (22,015)         (268,478)
   Payments of capital lease obligations                                (7,954)          (14,660)          (13,140)
   Repayments of other debt                                             (7,113)           (7,112)           (7,111)
   Capital contributions received from parent                               --                --            50,000
                                                                  ------------      ------------      ------------
         Net cash (used in) provided by financing activities        (1,018,768)          140,851          (479,229)
                                                                  ------------      ------------      ------------
(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                    (92,663)           78,592              (446)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                   113,414            34,822            35,268
                                                                  ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $     20,751      $    113,414      $     34,822
                                                                  ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for:
     Interest (net of amount capitalized)                         $    150,830      $    160,226      $    184,376
                                                                  ============      ============      ============
     Income taxes (net of refunds)                                $     60,501      $    (16,428)     $     60,392
                                                                  ============      ============      ============
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING ACTIVITIES:
   Investment in LYONDELL-CITGO Refining LP (Note 2)              $         --      $    (32,654)     $         --
                                                                  ============      ============      ============


See notes to consolidated financial statements.
                                                                     (Concluded)

PDV AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


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

      DESCRIPTION OF BUSINESS - The Companies (as defined below) manufacture or refine and market quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. CITGO (as defined below) owns and operates two modern, highly complex crude oil refineries (Lake Charles, Louisiana, and Corpus Christi, Texas) and two asphalt refineries (Paulsboro, New Jersey, and Savannah, Georgia) with a combined aggregate rated crude oil refining capacity of 582 thousand barrels per day ("MBPD"). CITGO also owns a minority interest in LYONDELL-CITGO Refining L.P., a limited partnership (formerly a limited liability company) that owns and operates a refinery in Houston, Texas, with a rated crude oil refining capacity of 265 MBPD. CITGO also operates a 167 MBPD refinery in Lemont, Illinois, owned by PDVMR (as defined below). CITGO's assets also include a 65% owned lubricant and wax plant, pipelines, and equity interests in pipeline companies and petroleum storage terminals. Transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

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

      ESTIMATES, RISKS AND UNCERTAINTIES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Companies' operations can be influenced by domestic and international political, legislative, regulatory and legal environments. In addition, significant changes in the prices or availability of crude oil and refined products could have a significant impact on the results of operations for any particular year.

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

      REVENUE RECOGNITION - Revenue from sales of products is recognized upon transfer of title, based upon the terms of delivery.

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

      EXCISE TAXES - The Companies collect excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3.2 billion, $3.1 billion and $3.0 billion were collected from customers and paid to various governmental entities in 2000, 1999 and 1998, respectively. Excise taxes are not included in sales.

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

      INVENTORIES - Crude oil and refined product inventories are stated at the lower of cost or market and cost is determined using the LIFO method. Materials and supplies are valued using the average cost method.

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

      The Companies capitalize interest on projects when construction entails major expenditures over extended time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Capitalized interest approximated $4 million, $7 million and $5 million in 2000, 1999 and 1998, respectively.

      COMMODITY AND INTEREST RATE DERIVATIVES - The Companies use commodity and financial instrument derivatives to manage defined commodity price and interest rate risks arising out of the Companies' core business activities. The Companies have only limited involvement with other derivative financial instruments and do not use them for trading purposes.

      The Companies enter into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to hedge a portion of the price risk associated with crude oil and refined products. In order for a transaction to qualify for hedge accounting, the Companies require that the item to be hedged exposes the Companies to price risk and that the commodity contract reduces that risk and is designated as a hedge. The high correlation between price movements of a product and the commodity contract in that product is well demonstrated in the petroleum industry and, generally, the Companies rely on those historical relationships and on periodic comparisons of market price changes to price changes of futures and options contracts accounted for as hedges. Gains or losses on contracts which qualify as hedges are recognized when the related inventory is sold or the hedged transaction is consummated. Changes in the market value of commodity derivatives which are not hedges are recorded as gains or losses in the period in which they occur.

      The Companies also enter into various interest rate swap agreements to manage their risk related to interest rate changes on their debt. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other assets. The interest rate differentials received or paid by the Companies related to these agreements are recognized as adjustments to interest expense over the term of the agreements. Gains or losses on terminated swap agreements are either amortized over the original term of the swap agreement if the hedged borrowings remain in place, or are recognized immediately if the hedged borrowings are no longer held.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133," was issued. The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the Companies will record an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133, had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments; under the transition provisions of SFAS No. 133, on January 1, 2001 the Companies will record fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America; under the transition provisions of SFAS No. 133, on January 1, 2001 the companies will record an after-tax, cumulative effect type benefit of $13.8 million to net income related to these derivatives.

      The Companies have determined that hedge accounting will not be elected for derivatives existing at January 1, 2001. Future changes in the fair value of those derivatives will be recorded in income. Prospectively, the Company plans to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater.

      REFINERY MAINTENANCE - Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to eight years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $68 million, $58 million and $58 million for 2000, 1999 and 1998, respectively. Ordinary maintenance is expensed as incurred.

      The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the noncapital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred noncapital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for years beginning after December 15, 2001, and will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At December 31, 2000, the Companies had included turnaround costs of $96 million in other assets. The Companies management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

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

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1999 financial statements to conform with the classifications used in 2000.

2.    INVESTMENT IN LYONDELL-CITGO REFINING LP

      LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas and is owned by subsidiaries of CITGO (41.25%) and Lyondell Chemical Company (58.75%) (the "Owners"). This refinery processes heavy crude oil supplied by PDVSA under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract (Note 3).

      In April 1998, PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. On October 1, 2000, the force majeure condition was terminated and PDVSA deliveries of crude oil returned to contract levels. On February 9, 2001, PDVSA notified LYONDELL-CITGO that, effective February 1, 2001, it had again declared force majeure under the contract described above; see Note 17, Subsequent Event, for further information. As of December 31, 2000, CITGO has outstanding loans to LYONDELL-CITGO of $35 million. On December 31, 1999, CITGO converted $32.7 million of outstanding loans to investments in LYONDELL-CITGO. The notes bear interest at market rates which were approximately 6.9%, 6.7% and 5.9% at December 31, 2000, 1999 and 1998, and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocation of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                DECEMBER 31,
                                                  ----------------------------------------
                                                     2000           1999           1998
                                                  ----------     ----------     ----------
                                                               (000S OMITTED)
      Carrying value of investment                $  518,383     $  560,227     $  597,373
      Notes receivable                                35,278         28,255         36,309
      Participation interest                            41 %           41 %           41 %
      Equity in net income                        $   41,478     $      924     $   58,827
      Cash distributions received                    100,972         70,724         91,763

      Summary of financial position:
        Current assets                            $  310,000     $  219,000     $  197,000
        Noncurrent assets                          1,386,000      1,406,000      1,440,000
        Current liabilities                          867,000        697,000        203,000
        Noncurrent liabilities                       321,000        316,000        785,000
        Member's equity                              508,000        612,000        649,000

      Summary of operating results:
        Revenue                                   $4,075,000     $2,571,000     $2,055,000
        Gross profit                                 250,000        133,000        291,000
        Net income                                   128,000         24,000        169,000

      LYONDELL-CITGO has a $450 million credit facility that is due on September 2001. The Owners are currently reviewing financing alternatives to address this situation. However, there is no agreement on a definitive plan to replace this facility and LYONDELL-CITGO does not have the funds available to repay the facility when it becomes due. As a result of this circumstance, CITGO management conducted a review to determine if its ability to realize the carrying value of its investment in LYONDELL-CITGO has been impaired. Based upon this review, CITGO management has determined that no such impairment has occurred.

3.    RELATED PARTY TRANSACTIONS

      CITGO purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. CITGO purchased $3.2 billion, $1.7 billion, and $1.4 billion of crude oil, feedstocks and other products from wholly-owned subsidiaries of PDVSA in 2000, 1999, and 1998, respectively, under these and other purchase agreements. During 2000 and 1999, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to the PDVSA declaration of force majeure pursuant to all four long-term crude oil supply contracts described above. As a result, CITGO was required to obtain alternative sources of crude oil, which has resulted in lower operating margins. On October 1, 2000 the force majeure condition was terminated and PDVSA deliveries of crude oil returned to contract levels. On February 9, 2001, PDVSA notified CITGO that, effective February 1, 2001, it had again declared force majeure under the four contracts described above; see Note 16, Subsequent Event, for further information.

      Additionally, during the second half of 1999 and throughout 2000, PDVSA did not deliver naphtha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof.

      The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less: (i) certain deemed refining costs adjustable for inflation; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil. At December 31, 2000, and 1999, $251 million and $178 million, respectively, were included in payables to affiliates as a result of these transactions.

       An affiliate of PDVSA acquired a 50% equity interest in a refinery in Chalmette, Louisiana ("Chalmette"), in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery, through December 31, 2000. CITGO exercised this option during 2000, 1999, and 1998, and acquired approximately 67 MBPD, 66 MBPD and 65 MBPD of refined products from the refinery during those years, respectively, approximately one-half of which was gasoline. The affiliate did not assign the option to CITGO for 2001.

       Other affiliates of PDVSA entered into an agreement to acquire a combined 50% equity interest in an integrated vacuum/coker facility at Phillips' oil refinery in Sweeny, Texas ("Sweeny"), on October 30, 1998.

       In October 1998, an affiliate of PDVSA acquired a 50% equity interest in a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA") and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement. Pursuant to the above arrangement, CITGO acquired approximately 125 MBPD, 118 MBPD and 120 MBPD of refined products from HOVENSA during 2000, 1999 and 1998, respectively, approximately one-half of which was gasoline.

      CITGO also purchases refined products from various other affiliates including LYONDELL-CITGO, HOVENSA and Chalmette under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $5.6 billion, $3.3 billion and $2.1 billion for 2000, 1999 and 1998, respectively. At December 31, 2000, and 1999, $194 million and $121 million, respectively, was included in payables to affiliates as a result of these transactions.

      CITGO had refined product, feedstock, and other product sales to affiliates of $222 million, $190 million and $164 million in 2000, 1999 and 1998, respectively. CITGO's sales of crude oil to affiliates were $4 million, $37 million and $18 million in 2000, 1999 and 1998, respectively. At December 31, 2000, and 1999, $38 million was included in due from affiliates as a result of these and related transactions.

      Pursuant to the Refinery Operating Agreement with PDVMR, on May 1, 1997, CITGO has been appointed operator of the PDVMR refinery. The term of the agreement is 60 months and shall be automatically renewed for periods of 12 months (subject to early termination as provided in the agreement).

      PDVMR is party to a Contract for Purchase and Sale of Crude Oil dated April 23, 1997, with Maraven S.A. ("Maraven"), a corporation organized and existing, at the date of the contract, under the laws of the Bolivarian Republic of Venezuela, and CITGO. In accordance with the contract, Maraven (or its successor) is obligated to provide a base volume of up to 100,000 barrels per day of Venezuelan crude, and CITGO as operator is responsible for administering the purchase of additional volumes of crude for the refinery. The Venezuelan crude is priced in accordance with a formula based upon posted crude prices less a quality differential. Maraven (or its successor), CITGO and PDVMR can change the amount and type of crude supplied. The term of the agreement is 60 months with renewal periods of 12 months. PDVMR purchased approximately 13,000 barrels per day and 31,000 barrels per day under this contract in 2000 and 1999, respectively.

      PDVMR sells certain refinery by-products and utilities to The Needle Coker Company ("Needle") and buys back hydrogen, naphtha and steam. Sales to Needle were approximately $11 million, $9 million and $13 million in 2000, 1999 AND 1998, respectively. Purchases from Needle were approximately $9 million, $6 million and $13 million in 2000, 1999 and 1998, respectively.

      During 1995, the Company entered into a service agreement with PDVSA to provide financial and foreign agency services. Income from these services was $0 million, $0.9 million and $1.7 million in 2000, 1999 and 1998, respectively.

      Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 13. CITGO has also guaranteed debt of certain affiliates (Note 12).

      The notes receivable from PDVSA are unsecured and are comprised of $500 million of 7.995% notes maturing on August 1, 2003. Interest on these notes is payable semiannually by PDVSA to the Company on February 1 and August 1 of each year, less one business day. Interest income attributable to such notes and on the $250 million of 7.75% notes receivable from PDVSA that matured on August 1, 2000, was approximately $51 million, $59 million and $70 million for the years ended December 31, 2000, 1999 and 1998, respectively, with approximately $17 and $25 million included in due from affiliates at December 31, 2000, and 1999, respectively.

      The notes receivable from affiliate are unsecured and are comprised of two $130 million notes of 8.558% maturing on November 10, 2013 and a $38 million 10.395% note maturing May 15, 2014. Interest on these notes is payable quarterly. Interest income attributable to such notes was approximately $26 million, $24 million, and $3 million for the years ended December 31, 2000, 1999,and 1998, respectively, with approximately $4 million included in due from affiliates at December 31, 2000, and 1999. Due to the related party nature of these notes receivable, it is not practicable to estimate their fair value.

4.    ACCOUNTS RECEIVABLE

                                                                 2000              1999
                                                             ------------      ------------
                                                                      (000S OMITTED)
      Trade                                                  $  1,229,040      $    931,615
      Credit card                                                 126,822            93,132
      Other                                                        32,996            20,831
                                                             ------------      ------------

                                                                1,388,858         1,045,578

      Less allowance for uncollectible accounts                   (16,146)          (18,226)
                                                             ------------      ------------

                                                             $  1,372,712      $  1,027,352
                                                             ============      ============

       Sales are made on account, based on pre-approved unsecured credit terms established by CITGO management. CITGO also has a proprietary credit card program which allows commercial customers to purchase fuel at CITGO branded outlets. Allowances for uncollectible accounts are established based on several factors that include, but are not limited to, analysis of specific customers, historical trends, current economic conditions and other information.

       CITGO has two limited purpose subsidiaries, CITGO Funding Corporation and CITGO Funding Corporation II, which have non-recourse agreements to sell trade accounts and credit card receivables. Under the terms of the agreements, new receivables are added to the pool as collections reduce previously sold receivables. The amounts sold at any one time are limited to a maximum of $225 million of trade accounts receivable (increased from $125 million through an amendment in April 2000) and $150 million of credit card receivables. These agreements expire on April 18, 2003 and October 29, 2001, respectively, and are renewable for successive one-year terms by mutual agreement. Fees and expenses of $16 million, $15.2 million, and $16.1 million related to the agreements were recorded as other expense during the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, CITGO realized a gain of $5 million resulting from the reversal of the allowance for uncollectible accounts related to certain receivables sold.

5.    INVENTORIES

                                                                 2000              1999
                                                             ------------      ------------
                                                                      (000S OMITTED)
      Refined product                                        $    809,953      $    814,785
      Crude oil                                                   269,831           215,248
      Materials and supplies                                       76,281            67,890
                                                             ------------      ------------

                                                             $  1,156,065      $  1,097,923
                                                             ============      ============

      At December 31, 2000 and 1999, estimated net market values exceeded historical cost by approximately $762 million and $418 million, respectively.

6.    PROPERTY, PLANT AND EQUIPMENT

                                                                 2000              1999
                                                             ------------      ------------
                                                                     (000S OMITTED)
      Land                                                   $    138,825      $    138,684
      Building and leaseholds                                     464,542           494,474
      Machinery and equipment                                   3,873,637         3,748,813
      Vehicles                                                     23,764            26,131
      Construction in process                                      82,156           138,979
                                                             ------------      ------------

                                                                4,582,924         4,547,081
      Accumulated depreciation and amortization                (1,295,647)       (1,129,266)
                                                             ------------      ------------

                                                             $  3,287,277      $  3,417,815
                                                             ============      ============

      Depreciation expense for 2000, 1999, and 1998 was $222 million, $214 million, and $203 million, respectively.

      Other income (expense) includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $11 million, $18 million and $2 million in 2000, 1999, and 1998, respectively.

7.    INVESTMENTS IN AFFILIATES

      CITGO - In addition to LYONDELL-CITGO (Note 2), CITGO's investments in affiliates consist of equity interests of 6.8% to 50% in joint interest pipelines and terminals, including a 15.79% interest in Colonial Pipeline Company; a 49.5% partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49% partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded CITGO's equity in the underlying net assets by approximately $138 million and $143 million at December 31, 2000, and 1999, respectively.

      At December 31, 2000, and 1999, NISCO had a partnership deficit. CITGO's share of this deficit, as a general partner, was $50.1 million and $60.3 million at December 31, 2000, and 1999, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

      Information on CITGO's investments, including LYONDELL-CITGO, follows:

                                                                      DECEMBER 31,
                                                                 2000              1999
                                                             ------------      ------------
                                                                     (000S OMITTED)
      Investments in affiliates (excluding NISCO)            $    688,863      $    734,822
      Equity in net income of affiliates                           58,771            21,348
      Dividends and distributions received from
        affiliates                                                126,350           102,339

      Selected financial information provided by the affiliates is summarized as follows:

                                                                                 DECEMBER 31,
                                                                  ------------------------------------------
                                                                     2000            1999            1998
                                                                  ----------      ----------      ----------
                                                                                (000S OMITTED)
Summary of financial position:
  Current assets                                                  $  618,769      $  469,101      $  464,047
  Noncurrent assets                                                2,943,622       2,853,786       2,817,165
  Current liabilities                                              1,328,662       1,034,181         670,045
  Noncurrent liabilities                                           1,874,465       1,681,558       1,934,378

Summary of operating results:
  Revenues                                                        $5,146,546      $3,559,451      $3,337,449
  Gross profit                                                       696,320         567,749         757,678
  Net income                                                         324,282         237,906         384,810

      PDVMR - PDVMR has a 25% interest in Needle, which is accounted for using the equity method. PDVMR received cash distributions of approximately $0.3 million and $3.0 million in 2000 and 1999, respectively, from Needle. The carrying value of this investment exceeded PDVMR's equity in the underlying net assets by approximately $5.4 million and $5.7 million at December 31, 2000, and 1999, respectively.

      Selected financial information for 2000 and 1999 provided by Needle is shown below:

                                                                      DECEMBER 31,
                                                                 2000              1999
                                                             ------------      ------------
                                                                     (000S OMITTED)
            Summary of financial position:
              Current assets                                 $     19,528      $     16,723
              Noncurrent assets                                    61,960            61,459
              Current liabilities                                   8,327             5,228

            Summary of operating results (full year):
              Revenues                                             74,836            61,845
              Gross profit                                          3,997             9,509
              Net earnings                                          1,207             6,729

8.    SHORT-TERM BANK LOANS

      As of December 31, 2000, CITGO has established $182 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the Federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 2000, 1999 and 1998 were 6.4 %, 5.5% and 5.8%, respectively. CITGO had approximately $38 million and $16 million of borrowings outstanding under these facilities at December 31, 2000, and 1999, respectively.

9.    LONG-TERM DEBT

                                                                                          DECEMBER 31,
                                                                                     2000              1999
                                                                                 ------------      ------------
                                                                                        (000S OMITTED)
            Revolving bank loans - CITGO                                         $         --      $    345,000

            Revolving bank loan - PDVMR                                                    --           117,000

            Senior Notes $200 million face amount, due 2006 with
              interest rate of 7.875%                                                 199,837           199,806

            Senior Notes due 2003 with interest rate of 7.875%                        498,614           748,151

            Private Placement Senior Notes, due 2001 to 2006 with
              interest rates from 9.03% to 9.30%                                       96,753           136,688

            Master Shelf Agreement Senior Notes, due 2002 to
              2009 with interest rates from 7.17% to 8.94%                            260,000           260,000

            Tax-Exempt Bonds, due 2004 to 2029 with variable
              and fixed interest rates                                                329,370           325,370

            Taxable Bonds, due 2026 to 2028 with variable interest rates              174,000           178,000

            Cit-Con bank credit agreement                                               7,143            14,286
                                                                                 ------------      ------------

                                                                                    1,565,717         2,324,301

            Current portion of long-term debt                                         (47,078)         (314,078)
                                                                                 ------------      ------------

                                                                                 $  1,518,639      $  2,010,223
                                                                                 ============      ============

      REVOLVING BANK LOANS (CITGO) - CITGO's credit agreement with various banks consists of: (i) a $400 million, five-year, revolving bank loan maturing in May 2003 and (ii) a $150 million, 364 day, revolving bank loan, both of which are unsecured and have various borrowing maturities and interest rate options. Interest rates on the revolving bank loans were 7.8% at December 31, 1999; no borrowings were outstanding under this credit agreement at December 31, 2000.

      REVOLVING BANK LOANS (PDVMR) - PDVMR has a revolving credit facility with a consortium of banks which is committed through April 28, 2002, and currently allows for borrowings up to $100 million ($125 million at December 31, 1999) at various interest rates. Inventories and accounts receivable of PDVMR are pledged as collateral. The weighted average interest rate at December 31, 1999 was 7.58%; no borrowings were outstanding under this credit facility at December 31, 2000.

      This facility includes a provision for a mandatory amortization of the commitment amount, as follows:

                                                              REMAINING
                                     REDUCTION               COMMITMENT
                 DATE                 AMOUNT                    LEVEL
            --------------          -----------              ----------
            April 28, 2001          $25,000,000              $75,000,000
            April 28, 2002          $75,000,000              $         -

      SHELF REGISTRATION - In April 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, CITGO entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by CITGO under the shelf registration. No amounts were sold under this agreement as of December 31, 2000.

      SENIOR NOTES DUE 2003 - In August 1993, the Company issued $1 billion principal amount of Senior Notes (the "Senior Notes") with interest rates ranging from 7.25 to 7.875% with due dates ranging from 1998 to 2003. Interest on the Senior Notes is payable semi-annually, commencing February 1, 1994. The Senior Notes represent senior unsecured indebtedness of the Company, and are structurally subordinated to the liabilities of the Company's subsidiaries. The Senior Notes are guaranteed by Propernyn and PDVSA.

      PRIVATE PLACEMENT - At December 31, 2000, CITGO has outstanding approximately $97 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments in November and interest is payable semiannually in May and November.

      MASTER SHELF AGREEMENT - At December 31, 2000, CITGO has outstanding $260 million of privately placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

      TAX-EXEMPT BONDS - At December 31, 2000, through state entities, CITGO has issued $74.8 million of industrial development bonds for certain Lake Charles port facilities and pollution control equipment and $234.7 million of environmental revenue bonds to finance a portion of CITGO's environmental facilities at its Lake Charles and Corpus Christi refineries and at the LYONDELL-CITGO refinery. Additional credit support for these bonds is provided through letters of credit. The bonds bear interest at various floating rates which ranged from 4.7% to 6.0% at December 31, 2000, and 4.5% to 6.0% at December 31, 1999.

      PDVMR has issued variable rate pollution control bonds, with interest currently paid monthly. The bonds have one payment at maturity in the year 2008 to retire the principal, and principal and interest payments are guaranteed by a $20.3 million letter of credit.

      TAXABLE BONDS - At December 31, 2000, through state entities, CITGO has outstanding $174 million of taxable environmental revenue bonds to finance a portion of CITGO's environmental facilities at its Lake Charles refinery and at the LYONDELL-CITGO refinery. Such bonds are secured by letters of credit and have floating interest rates (6.6% at December 31, 2000 and 6.1% at December 31, 1999). At the option of CITGO and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. As of December 31, 2000, $21 million of originally issued taxable bonds had been converted to tax-exempt bonds.

      CIT-CON BANK CREDIT AGREEMENT - The Cit-Con bank credit agreement consists of a term loan collateralized by throughput agreements of the owner companies. The loan contains various interest rate options (weighted average effective rates of 7.6% and 7.5% at December 31, 2000, and 1999, respectively), and requires quarterly principal payments through December 2001.

      COVENANTS - The various debt agreements above contain certain covenants that, depending upon the level of capitalization and earnings of the Companies, could impose limitations on the ability of the Companies to pay dividends, incur additional debt, place liens on property, and sell fixed assets. The Companies were in compliance with the debt covenants at December 31, 2000.

      DEBT MATURITIES - Future maturities of long-term debt as of December 31, 2000 are: 2001 - $47.1 million; 2002 - $36.4 million; 2003 - $560.0 million; 2004 - $47.1 million; 2005 - $11.4 million; and $863.7 million thereafter.

      INTEREST RATE SWAP AGREEMENTS - CITGO has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                                                                    NOTIONAL PRINCIPAL AMOUNT
                                    EXPIRATION      FIXED RATE     ---------------------------
      VARIABLE RATE INDEX              DATE            PAID           2000            1999
      -------------------         -------------     ----------     ----------         --------
                                                                          (000S OMITTED)
      One-month LIBOR             May 2000              6.28 %     $       --       $  25,000
      J.J. Kenny                  May 2000              4.72               --          25,000
      J.J. Kenny                  February 2005         5.30           12,000          12,000
      J.J. Kenny                  February 2005         5.27           15,000          15,000
      J.J. Kenny                  February 2005         5.49           15,000          15,000
                                                                   ----------       ---------

                                                                   $   42,000       $  92,000
                                                                   ==========       =========

      Interest expense includes $0.6 million, $1.5 million and $1.0 million in 2000, 1999 and 1998, respectively, related to net settlements on these agreements.

10.   EMPLOYEE BENEFIT PLANS

      EMPLOYEE SAVINGS - CITGO sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and CITGO makes contributions, including matching of employee contributions, based on plan provisions. CITGO expensed $17 million, $18 million and $19 million to operations related to its contributions to these plans in 2000, 1999 and 1998, respectively.

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

      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - In addition to pension benefits, CITGO also provides certain health care and life insurance benefits for eligible salaried and hourly employees at retirement. These benefits, are subject to deductibles, copayment provisions and other limitations and are primarily funded on a pay-as-you-go basis. CITGO reserves the right to change or to terminate the benefits at any time.

      The following sets forth the changes in benefit obligations and plan assets for the pension and postretirement plans for the years ended December 31, 2000, and 1999, and the funded status of such plans reconciled with amounts reported in the Companies' consolidated balance sheets:

                                                              PENSION BENEFITS             OTHER BENEFITS
                                                          ------------------------    ------------------------
                                                             2000         1999           2000          1999
                                                          ----------    ----------    ----------    ----------
                                                               (000S OMITTED)              (000S OMITTED)
       CHANGE IN BENEFIT OBLIGATION:
         Benefit obligation, beginning of year            $  258,703    $  270,382    $  189,032    $  195,928
         Service cost                                         15,533        19,554         5,769         6,922
         Interest cost                                        19,680        17,899        14,392        13,040
         Plan vesting changes                                  5,556            --            --            --
         Actuarial (gain) loss                                   737       (39,996)        4,463       (19,540)
         Benefits paid                                       (12,021)       (9,136)       (7,380)       (7,318)
                                                          ----------    ----------    ----------    ----------

       Benefit obligation, end of year                       288,188       258,703       206,276       189,032
                                                          ----------    ----------    ----------    ----------

       CHANGE IN PLAN ASSETS:
         Fair value of plan assets, beginning of year        275,382       254,648           991           939
         Actual return on plan assets                          6,844        28,644            62            52
         Employer contribution                                 2,684         1,226         7,380         7,318
         Benefits paid                                       (12,021)       (9,136)       (7,380)       (7,318)
                                                          ----------    ----------    ----------    ----------

       Fair value of plan assets, end of year                272,889       275,382         1,053           991
                                                          ----------    ----------    ----------    ----------

       Funded status                                         (15,299)       16,679      (205,223)     (188,041)
       Unrecognized net actuarial gain                       (62,492)      (85,606)       (9,717)      (31,431)
       Unrecognized prior service cost                         2,644           107            --            --
       Net gain at date of adoption                             (744)       (1,012)           --            --
                                                          ----------    ----------    ----------    ----------

       Net amount recognized                              $  (75,891)   $  (69,832)   $ (214,940)   $ (219,472)
                                                          ==========    ==========    ==========    ==========
       Amounts recognized in the Company's
         consolidated balance sheets consist of:
         Accrued benefit liability                        $  (83,353)   $  (76,303)   $ (214,940)   $ (219,472)
         Intangible asset                                      3,584         1,245            --            --
         Accumulated other comprehensive income                3,878         5,226            --            --
                                                          ----------    ----------    ----------    ----------

       Net amount recognized                              $  (75,891)   $  (69,832)   $ (214,940)   $ (219,472)
                                                          ==========    ==========    ==========    ==========

                                               PENSION BENEFITS      OTHER BENEFITS
                                             -------------------   -------------------
                                               2000       1999       2000       1999
                                             --------   --------   --------   --------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31:
  Discount rate                                7.75%     7.75%      7.75%      7.75%
  Expected return on plan assets               9.00%     9.00%      6.00%      6.00%
  Rate of compensation increase                5.00%     5.00%        --         --

      For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.5% for 2002 and remain at that level thereafter.

                                                   PENSION BENEFITS                    OTHER BENEFITS
                                           --------------------------------    --------------------------------
                                             2000        1999        1998        2000        1999        1998
                                           --------    --------    --------    --------    --------    --------
                                                    (000S OMITTED)                        (000S OMITTED)
      Components of net periodic benefit
        cost:
        Service cost                       $ 15,533    $ 19,554    $ 17,742    $  5,769    $  6,922    $  6,610
        Interest cost                        19,680      17,899      16,058      14,392      13,040      12,770
        Expected return on plan assets      (24,397)    (22,531)    (19,660)        (59)        (57)        (53)
        Amortization of prior service           143          40          40
          cost                                   --          --          --
        Amortization of net gain at date
          of adoption                          (268)       (268)       (268)         --          --          --
        Recognized net actuarial gain        (4,824)     (1,649)     (1,625)    (17,254)         --      (8,823)
                                           --------    --------    --------    --------    --------    --------
      Net periodic benefit cost            $  5,867    $ 13,045    $ 12,287    $  2,848    $ 19,905    $ 10,504
                                           ========    ========    ========    ========    ========    ========
      One-time adjustment                  $  2,875    $     --    $     --    $     --    $     --    $     --
                                           ========    ========    ========    ========    ========    ========

      Actuarial gains (or losses) related to the postretirement benefit obligation are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5% of the accumulated postretirement benefit obligation.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $31.7 million, $28 million and $0, respectively, as of December 31, 2000 and $23.4 million, $22.8 million and $-0-, respectively, as of December 31, 1999.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                    1-PERCENTAGE-     1-PERCENTAGE-
                                                                   POINT INCREASE    POINT DECREASE
                                                                   --------------    --------------
      Increase (decrease) in total of service and interest cost
        components                                                  $  4,507,000     $ (3,540,000)

      Increase (decrease) in postretirement benefit obligation        36,923,000      (31,318,000)

      PDVMR PENSION PLANS - In accordance with a transfer of assets from a former owner, on May 1, 1997, PDVMR assumed the responsibility for the former owner's pension plans, which include both a qualified and a nonqualified plan which were frozen at their current levels on April 30, 1997. The plans cover employees of the former owner who were participants in the plans as of April 30, 1997. At December 31, 2000, and 1999, plan assets consisted of equity securities, bonds and cash.

      The following sets forth the changes in benefit obligations and plan assets of PDVMR's pension plans for the years ended December 31, 2000, and 1999, and the funded status of the plans reconciled with amounts reported in the Companies' consolidated balance sheets:

                                                                 2000              1999
                                                             ------------      ------------
                                                                      (000S OMITTED)
      CHANGE IN BENEFIT OBLIGATION:
        Benefit obligation, beginning of year                $     50,387      $     64,771
        Interest cost                                               3,823             4,298
        Actuarial (gain) loss                                       2,097           (10,353)
        Benefits paid                                              (4,861)           (8,329)
                                                             ------------      ------------

      Benefit obligation, end of year                              51,446            50,387
                                                             ------------      ------------

      CHANGE IN PLAN ASSETS:
          Fair value of plan assets, beginning of year             69,782            68,057
          Actual return on plan assets                              1,813            10,054
          Employer contribution                                        --                --
          Benefits paid                                            (4,861)           (8,329)
                                                             ------------      ------------

           Fair value of plan assets, end of year                  66,734            69,782
                                                             ------------      ------------

           Funded status                                           15,288            19,395
           Unrecognized net actuarial gain                         (4,986)          (11,448)
                                                             ------------      ------------

           Prepaid benefit cost                              $     10,302      $      7,947
                                                             ============      ============

                                                                 2000              1999
                                                             ------------      ------------
      WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
        Discount rate                                              7.75%            7.75%
        Expected return on plan assets                             9.50%            9.50%

                                                                 2000              1999
                                                             ------------      ------------
      COMPONENTS OF NET PERIODIC BENEFIT CREDIT:
        Interest cost                                        $      3,823      $      4,298
        Expected return on plan assets                             (6,123)           (5,996)
        Recognized net actuarial loss                                  55                34
                                                             ------------      ------------

      Net periodic benefit credit                            $     (2,245)     $     (1,664)
                                                             ============      ============

      The projected benefit obligation of the nonqualified plan (which equals the accumulated benefit obligation for this plan) was $437,000 as of December 31, 2000 and $380,250 as of December 31, 1999. The plan is unfunded.

      EMPLOYEE SEPARATION PROGRAMS - During 1997, CITGO's senior management implemented a Transformation Program which resulted in certain personnel reductions (the "Separation Programs"). CITGO expensed approximately $1 million, $7 million and $8 million for the years ended December 31, 2000, 1999 and 1998, respectively, relating to the Separation Programs.

11.   INCOME TAXES

      The provisions for income taxes are comprised of the following:

                                                   2000            1999            1998
                                                ----------      ----------      ----------
                                                              (000S OMITTED)
      Current:
        Federal                                 $  108,130      $  (15,910)     $   41,085
        State                                        4,614             674           5,896
                                                ----------      ----------      ----------

                                                   112,744         (15,236)         46,981

      Deferred                                      70,386          73,466          84,004
                                                ----------      ----------      ----------

                                                $  183,130      $   58,230      $  130,985
                                                ==========      ==========      ==========

      The Federal statutory tax rate differs from the effective rate due to the following:

                                                   2000            1999            1998
                                                ----------      ----------      ----------
      Federal statutory tax rate                      35.0%           35.0%         35.0 %
      State taxes, net of Federal benefit              1.5             2.6             1.7
      Dividend exclusions                             (1.2)           (4.0)           (2.0)
      Tax settlement                                    --            (5.7)             --
      Foreign tax credit - prior year                 (1.2)             --              --
      Foreign tax credit - current year               (0.3)             --              --
      Other                                            1.5             1.1             1.5
                                                ----------      ----------      ----------

      Effective tax rate                              35.3%           29.0%           36.2%
                                                ==========      ==========      ==========

      The effective tax rate for 1999 was unusually low due primarily to the favorable resolution in this year with the Internal Revenue Service ("IRS") of significant tax issues related to environmental expenditures.

      Deferred income taxes reflect the net tax effects of: (i) temporary differences between the financial and tax bases of assets and liabilities, and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the net deferred tax liability of the Companies as of December 31, 2000, and 1999, are as follows:

                                                                      DECEMBER 31,
                                                                 2000              1999
                                                             ------------      ------------
                                                                      (000S OMITTED)
      Deferred tax liabilities:
        Property, plant and equipment                        $    678,379      $    648,298
        Inventories                                               121,606           106,457
        Investments in affiliates                                 163,050           135,279
        Other                                                      59,918            70,985
                                                             ------------      ------------

                                                                1,022,953           961,019
                                                             ------------      ------------
      Deferred tax assets:
        Postretirement benefit obligations                         76,396            77,371
        Marketing and promotional accruals                         13,258             9,271
        Employee benefit accruals                                  43,682            38,893
        Alternative minimum tax credit carryforward               123,510            44,278
        Net operating loss carryforward                                --            58,352
        Foreign tax credit carryforward                             3,091                --
        Other                                                      89,903           115,925
                                                             ------------      ------------

                                                                  349,840           344,090
                                                             ------------      ------------

      Net deferred tax liability                             $    673,113      $    616,929
                                                             ============      ============

      During 1999, the Companies filed a claim with the IRS to reclassify certain losses from capital to ordinary. The Companies were successful and were able to utilize the capital loss of $6.7 million carryforward in their 1998 tax return. Therefore, at December 31, 2000 and 1999, no capital loss carryforwards exist.

      At December 31, 1999, the Companies had a net operating loss carryforward of $235.3 million, which would expire in 2019. During 2000, the entire net operating loss carryover was utilized.

      The Companies alternative minimum tax credit carryforwards are available to offset regular Federal income taxes in future years without expiration, subject to certain alternative minimum tax limitations.

      On April 26, 1999, the Companies filed a claim with the IRS for foreign tax credits for Venezuelan income taxes withheld on interest payments from PDVSA to PDV America, Inc. for tax years 1993 through 1995. The total foreign tax credits claimed for these years is approximately $9.8 million. The claim was approved by the IRS and the Joint Committee and the refunds were received in 2001. In addition, the Companies filed a claim for similar foreign tax credits for the 1996 and 1997 tax years. The total foreign tax credits for these years is approximately $8.1 million. The IRS audit for these years is currently in process, but the Companies believe that the claim will be allowed in full and the refunds will be forthcoming.

12.   COMMITMENTS AND CONTINGENCIES

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

      Four former UNO-VEN marketers have filed a class action complaint against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's 1997 acquisition of Unocal's interest in UNO-VEN. This class action has been certified for liability purposes. The lawsuit is pending in U.S. District Court in Wisconsin. PDVMR has filed a motion for summary judgement. PDVMR and the Company, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including this matter.

      A lawsuit is pending against PDVMR and CITGO in Illinois State court which claims damages as a result of PDVMR's invoicing a partnership, in which it is a partner, and an affiliate of the other partner of the partnership, alleging excessive charges for electricity utilized by these entities' facilities located adjacent to the Lemont, Illinois refinery. PDVMR has denied all allegations and is pursuing its defenses.

      In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. Approximately 1,300 claims have been resolved for immaterial amounts. There are seventeen related lawsuits pending in Corpus Christi, Texas State Court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. None of these are presently scheduled for trial.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties as a result of alleged air, soil and groundwater contamination. CITGO has purchased 275 adjacent properties included in the lawsuit and settled those related property damage claims. CITGO has contested an agreement that purported to provide for settlement of the remaining property damage claims for $5 million payable by it. Motions by CITGO and the plaintiffs for summary judgment related to the enforcement of this agreement are currently under consideration by the court.

      One of two lawsuits alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas Sate Court was settled by CITGO for an immaterial amount. The other case brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illnesses, including multiple forms of cancer, is scheduled for trial in 2002.

      Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former refinery employees and applicants asserting claims of racial discrimination in connection with CITGOs employment practices. A trial involving two plaintiffs resulted in verdicts for CITGO. The Court granted CITGO a summary judgment with respect to another group of claims; this has been appealed to the Fifth Circuit Court of Appeals. No trials of the remaining cases are set pending this appeal.

      CITGO is among defendants to class action lawsuits in North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. These actions allege that MTBE poses public health risks and seek damages as well as remediation of the alleged contamination. These matters are in early states of discovery. The Illinois case has been transferred to New York and consolidated with the case pending in New York. CITGO has denied all of the allegations and is pursuing its defenses.

      In 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce ("DOC"), after investigation, determines that the merchandise has been sold to the United States at dumped prices or has benefited from counteravailable subsidies, and (2) the U.S. International Trade Commission determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. No duties are owed on imports made prior to the formal initiation of an investigation by the DOC. In 1999, prior to initiation of a formal investigation, the DOC dismissed the petitions. In 2000, the U.S. Court of International Trade overturned this decision and remanded the case to the DOC for reconsideration; this has been appealed.

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

      The Companies' accounting policy establishes environmental reserves as probable site restorations and remediation obligations become reasonable capable of estimation. Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, the Companies believe that their accruals are sufficient to address its environmental clean up obligations.

      In 1992, CITGO reached an agreement with a state agency to cease usage of certain surface impoundments at CITGO's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to a state agency revising the 1993 closure plan. In 1998, CITGO amended its 1997 proposal as requested by the state agency. A ruling on the proposal, as amended, is expected in 2001 with final closure to begin in 2002.

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

      In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lakes Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under the CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter.

      In January 2001, CITGO and PDVMR received Notices of Violation ("NOVs") from the EPA alleging violations of the Federal Clean Air Act ("CAA"). The NOV's are an outgrowth of inspections and formal Information Requests regarding the Company's compliance with the CAA. The NOVs cover CITGO's Lake Charles, Louisiana and Corpus Christi, Texas refineries and PDVMR's Lemont, Illinois refinery operated by CITGO. For the Lake Charles and Lemont facilities, the NOV's allege, among other things, violations of the "New Source Review" ("NSR") provisions of CAA, which address installation and permitting of new and modified air emission sources. For the Corpus Christy facility, the NOV alleges violations of various monitoring, leak detection and repair requirements of the CAA. If the Company were to be found to have violated the provisions cited in the NOVs, it could be subject to possible significant penalties and capital expenditures for installation or upgrading of pollution control equipment or technologies. The likelihood of an unfavorable outcome and the amount or range of any potential loss cannot reasonably be estimated at this time.

      In October 1999, the Louisiana Department of Environmental Quality issued CITGO a Notice of Violation and Potential Penalty alleging violation of benzene NESHAPS regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. The Company anticipates resolving this for an immaterial amount.

      In November 1999, the Attorney General's Office of Illinois filed a complaint in the 12th Judicial Circuit Court, Will County, Illinois against PDVMR and CITGO alleging damages from several releases to the air of contaminants from PDVMR's refinery. The initial complaint addressed alleged violations and potential compliance action. The Attorney General's office later made a demand for penalties of approximately $150,000. While CITGO and PDVMR disagree with the Attorney General's alleged violations and proposed penalty demand, they are cooperating with the agency and anticipate reaching an agreement with the agency to resolve this lawsuit by the end of the first quarter of 2001.

      Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, the Companies' operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

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

      THROUGHPUT AGREEMENTS - CITGO has throughput agreements with certain pipeline affiliates (Note 7). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, CITGO may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. CITGO currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 2000, CITGO has no fixed and determinable, unconditional purchase obligations under these agreements.

      COMMODITY DERIVATIVE ACTIVITY - The Companies' commodity derivatives are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Through December 31, 2000, such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally offset by gains and losses on the Companies' hedged inventory or future purchases and sales. Effective January 1, 2001 with the adoption of SFAS No. 133, the Companies will not designate their commodity derivatives as hedges. Accordingly, beginning in fiscal 2001, the Companies will mark to market all outstanding derivatives with the resulting changes recorded in results of operations.

      The Companies' derivative commodity activity is closely monitored by management and contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 2000, and 1999 and the effects of realized gains and losses on cost of sales and pretax earnings for 1999 and 1998 were not material. The commodity instruments increased cost of sales and decreased pretax earnings by $4 million in 2000. At times during 1998, the Companies entered into commodity derivatives activities that were not related to the hedging program discussed above. This activity and the resulting gains and losses were not material in 1998. There was no nonhedging activity in 2000 or 1999.

      OTHER CREDIT AND OFF-BALANCE-SHEET RISK INFORMATION AS OF DECEMBER 31, 2000 - CITGO has guaranteed approximately $17 million of debt of certain CITGO marketers. Such debt is substantially collateralized by assets of these entities. CITGO has also guaranteed approximately $113 million of debt of certain affiliates, including $50 million related to HOVENSA (Note
      3) and $11 million related to NISCO (Note 7). CITGO and PDVMR have outstanding letters of credit totaling approximately $540 million which includes $498 million related to CITGO's tax-exempt and taxable revenue bonds and $20.3 million related to PDVMR's pollution control bonds (Note
      9). CITGO has also acquired surety bonds totaling $51 million primarily due to requirements of various government entities. The Companies do not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

      Neither the Companies nor the counterparties are required to collateralize their obligations under interest rate swaps or over-the-counter derivative commodity agreements. The Companies are exposed to credit loss in the event of nonperformance by the counterparties to these agreements. CITGO does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions.

      Management considers the credit risk to the Companies related to its commodity and interest rate derivatives to be insignificant during the periods presented.

13.   LEASES

      CITGO leases certain of its Corpus Christi refinery facilities under a capital lease. The basic term of the lease expires on January 1, 2004; however, CITGO may renew the lease until January 31, 2011, the date of its option to purchase the facilities at a nominal amount. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 2000, and 1999. Accumulated amortization related to the leased assets was approximately $118 million and $110 million at December 31, 2000, and 1999, respectively. Amortization is included in depreciation expense.

      CITGO has various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $35 million, $35 million and $34 million in 2000, 1999 and 1998, respectively. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:

                                                                 CAPITAL             OPERATING
                                                                  LEASE               LEASES               TOTAL
                                                                ---------           -----------         ----------
                                                                                  (000S OMITTED)
      YEAR
      2001                                                      $  41,063           $    38,286         $   79,349
      2002                                                         27,375                31,490             58,865
      2003                                                         27,375                20,200             47,575
      2004                                                          5,000                13,488             18,488
      2005                                                          5,000                 8,429             13,429
      Thereafter                                                   26,000                18,909             44,909
                                                                ---------           -----------         ----------

      Total minimum lease payments                                131,813           $   130,802         $  262,615
                                                                                    ===========         ==========
      Amount representing interest                                (37,842)
                                                                ---------

      Present value of minimum lease payments                      93,971
      Current portion                                              26,649
                                                                ---------

                                                                $  67,322
                                                                =========

14.   FAIR VALUE INFORMATION

      The following estimated fair value amount have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts of cash equivalents, restricted cash and variable-rate debt approximate fair value. The carrying amounts and estimated fair values of the Companies' other financial instruments are as follows:

                                                        2000                           1999
                                             ---------------------------    ---------------------------
                                               CARRYING         FAIR          CARRYING        FAIR
                                                AMOUNT          VALUE          AMOUNT         VALUE
                                             ------------   ------------    ------------   ------------
                                                    (000S OMITTED)                (000S OMITTED)
Liabilities:
  Short-term bank loans                      $     37,500   $     37,500    $     16,000   $     16,000
  Long-term debt                                1,565,717      1,549,337       2,324,301      2,264,954

Derivative and off-balance-
  sheet financial instruments -
  unrealized losses:
  Interest rate swap agreements                        --         (2,049)             --         (1,281)
  Guarantees of debt                                   --         (1,069)             --           (898)
  Letters of credit                                    --         (4,217)             --         (4,443)
  Surety bonds                                         --           (219)             --           (159)

      SHORT-TERM BANK LOANS AND LONG-TERM DEBT - The fair value of short-term bank loans and long-term debt is based on interest rates that are currently available to the Companies for issuance of debt with similar terms and remaining maturities, except for the Company's $500 million principal amount senior notes which were based upon quoted market prices.

      INTEREST RATE SWAP AGREEMENTS - The fair value of these agreements is based on the estimated amount that the Company would receive or pay to terminate the agreements at the reporting dates, taking into account current interest rates and the current creditworthiness of the counterparties.

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

15.   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

      The following is a summary of the quarterly results of operations for the years ended December 31, 2000, and 1999 (in thousands):

                                               1ST QTR.       2ND QTR.       3RD QTR.        4TH QTR.
                                             ------------   ------------   ------------   ------------
2000

Sales                                        $  4,831,545   $  5,685,284   $  5,882,719   $  5,757,680
                                             ============   ============   ============   ============

Cost of sales and operating expenses         $  4,704,585   $  5,473,083   $  5,646,224   $  5,546,423
                                             ============   ============   ============   ============

Net income                                   $     43,729   $     71,660   $    121,244   $     99,636
                                             ============   ============   ============   ============

                                               1ST QTR.       2ND QTR.       3RD QTR.       4TH QTR.
                                             ------------   ------------   ------------   ------------
1999

Sales                                        $  2,259,110   $  3,160,048   $  3,673,334   $  4,241,875
                                             ============   ============   ============   ============

Cost of sales and operating expenses         $  2,055,803   $  3,032,147   $  3,542,097   $  4,169,124
                                             ============   ============   ============   ============

Net income (loss)                            $     78,313   $     29,951   $     40,451   $     (6,530)
                                             ============   ============   ============   ============

16.   SUBSEQUENT EVENT

      On February 9, 2001, PDVSA notified CITGO and LYONDELL-CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO and LYONDELL-CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. If PDVSA reduces its delivery of crude oil, CITGO and LYONDELL-CITGO may be required to use alternative sources to obtain their required supply of crude oil which may result in reduced operating margins. The effect of PDVSA's declaration of force majeure on CITGO and LYONDELL-CITGO's crude oil supply, operating results and the duration of this situation are not known at this time.

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


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



                              --------------------



                                PDV AMERICA, INC.

             (Exact name of registrant as specified in its charter)

                                INDEX TO EXHIBITS

                                                                                               SEQUENTIAL PAGE
                                                                                                        NUMBER
                                                                                               ---------------
EXHIBITS
--------
         (1)      Financial Statements:

                  Independent Auditors' Report............................................................F-1

                  Consolidated Balance Sheets at December 31, 2000 and 1999...............................F-2
                  Consolidated Statements of Income and Comprehensive Income for each of the years ended December 31, 2000, 1999 and 1998 .....................................F-3
                  Consolidated Statements of Shareholder's Equity for each of the years ended December 31, 2000, 1999 and 1998......................................F-4
                  Consolidated Statements of Cash Flows for each of
                    the years ended December 31, 2000, 1999 and 1998......................................F-5
                  Notes to the Consolidated Financial Statements .........................................F-7

         (2)      None

         (3)      Exhibits:

                  The exhibits listed in part c below are all exhibits that are filed as part of, or incorporated by reference into, this report.

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

 *10.8 Operating Agreement, dated as of May 1, 1984, among Cit-Con Oil Corporation, CITGO Petroleum Corporation and Conoco, Inc.

 *10.9 Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining Company, Ltd. dated July 1, 1993

 *10.10 Contribution Agreement among Lyondell Petrochemical Company, LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.


----------
* Previously filed in connection with the Registrant's Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

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

 ***10.21 Loan Agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of $130,000,000, dated November 10, 1998

 ***10.22 Loan Agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of $130,000,000, dated November 10, 1998

 ****10.23        Loan agreement with PDVSA Finance Ltd. consisting of a
                  Promissory Note in the amount of $38,000,000, dated July 2,
                  1999

 12.1             Computation of Ratio of Earnings to Fixed Charges

 21.1             List of Subsidiaries of the Registrant

 27.1             Financial Data Schedule


----------
* Previously filed in connection with the Registrant's Registration Statement on Form F-1, Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

**** Previously filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.