Form 10-Q
period 2001-03-31
PDV AMERICA INC
filed 2001-05-14
CIK 906422

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

                  For the Quarterly period ended March 31, 2001

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

                                      N.A.
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1.00 par value                               1,000
------------------------------                              -----
            (Class)                              (outstanding at April 30, 2001)



================================================================================

PDV AMERICA, INC.

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2001


TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------------
                                                                                                               Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS......................................................................1

     Item 1.      Financial Statements (Unaudited)................................................................2

                  Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000....................2

                  Condensed Consolidated Statements of Income and Comprehensive Income -
                  Three-Month Periods Ended March 31, 2001 and 2000...............................................3

                  Condensed Consolidated Statement of Shareholder's Equity - Three-Month Period
                  Ended March 31, 2001............................................................................4

                  Condensed Consolidated Statements of Cash Flows - Three-Month Periods Ended
                  March 31, 2001 and 2000.........................................................................5

                  Notes to the Condensed Consolidated Financial Statements........................................6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....................................17

PART II. OTHER INFORMATION.......................................................................................21

     Item 1.      Legal Proceedings..............................................................................21

     Item 6.      Exhibits and Reports on Form 8-K...............................................................21

SIGNATURES        ...............................................................................................22



                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to PDV America and its subsidiaries are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the products of PDV America and its subsidiaries as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the PDV America and its subsidiaries, no assurances can be given that such expectations will prove to have been correct.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                           March 31,
                                                                             2001                  December 31,
                                                                          (Unaudited)                  2000
                                                                   ------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                 $    126,913           $      20,751
   Accounts receivable, net                                                     1,029,013               1,372,712
   Due from affiliates                                                             42,040                  59,519
   Inventories                                                                    992,149               1,156,065
   Prepaid expenses and other                                                      22,388                  16,439
                                                                   ------------------------------------------------
     Total current assets                                                       2,212,503               2,625,486

NOTES RECEIVABLES FROM PDVSA AND AFFILIATE                                        798,000                 798,000
PROPERTY, PLANT AND EQUIPMENT - NET                                             3,267,078               3,287,277
INVESTMENTS IN AFFILIATES                                                         713,269                 712,560
OTHER ASSETS                                                                      229,798                 211,855
                                                                   ------------------------------------------------
TOTAL ASSETS                                                                 $  7,220,648             $ 7,635,178
                                                                   ================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Short-term bank loans                                                     $          -            $     37,500
   Accounts payable                                                               729,589               1,039,756
   Payables to affiliates                                                         332,171                 452,026
   Taxes other than income                                                        232,438                 210,986
   Other current liabilities                                                      206,144                 245,864
   Income taxes payable                                                            61,584                  74,152
   Current portion of deferred income taxes                                        36,177                  43,950
   Current portion of long-term debt                                               70,292                  47,078
   Current portion of capital lease obligation                                     18,248                  26,649
                                                                   ------------------------------------------------
     Total current liabilities                                                  1,686,643               2,177,961

LONG-TERM DEBT                                                                  1,493,765               1,518,639
CAPITAL LEASE OBLIGATION                                                           67,322                  67,322
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                       209,813                 206,339
OTHER NONCURRENT LIABILITIES                                                      214,612                 215,030
DEFERRED INCOME TAXES                                                             610,878                 629,163
MINORITY INTEREST                                                                  31,552                  31,518

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY
   Common stock, $1.00 par, 1,000 shares authorized, issued and
     outstanding                                                                        1                       1
   Additional capital                                                           1,532,435               1,532,435
   Retained earnings                                                            1,377,205               1,259,135
   Accumulated other comprehensive loss                                            (3,578)                 (2,365)
                                                                   ------------------------------------------------
     Total shareholder's equity                                                 2,906,063               2,789,206
                                                                   ------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $ 7,220,648             $ 7,635,178
                                                                   ================================================


(See Notes to the Condensed Consolidated Financial Statements.)


PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months
                                                                                          Ended March 31,
                                                                          ------------------------------------------------
                                                                                   2001                    2000
                                                                          ------------------------------------------------
REVENUES:
   Sales                                                                      $   4,895,632           $   4,779,203
   Sales to affiliates                                                               65,919                  52,341
                                                                          ------------------------------------------------
                                                                                  4,961,551               4,831,544
   Equity in earnings of affiliates                                                  23,631                  10,827
   Interest income from affiliates                                                   16,544                  21,315
   Other income (expense) - net                                                         991                  (1,917)
                                                                          ------------------------------------------------
                                                                                  5,002,717               4,861,769
                                                                          ------------------------------------------------


COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses                                           4,757,046               4,702,591
   Selling, general and administrative expenses                                      51,192                  49,301
   Interest expense:
     Capital leases                                                                   2,407                   2,867
     Other                                                                           28,613                  37,703
   Minority interest                                                                     34                     691
                                                                          ------------------------------------------------
                                                                                  4,839,292               4,793,153
                                                                          ------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                             163,425                  68,616

INCOME TAXES                                                                         58,955                  24,887
                                                                          ------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   104,470                  43,729

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES, NET OF RELATED INCOME
   TAXES OF $7,977                                                                   13,600                       -
                                                                          ------------------------------------------------

NET INCOME                                                                          118,070                  43,729

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
     Cumulative effect, accounting for derivatives, net of related
       income taxes of $(850)                                                        (1,450)                      -

     Less:  reclassification adjustment for derivative losses included
       in net income, net of related income taxes of $139                               237                       -
                                                                          ------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)                                                    (1,213)                      -
                                                                          ------------------------------------------------

                                                                          ------------------------------------------------

COMPREHENSIVE INCOME                                                         $      116,857          $       43,729
                                                                          ================================================


(See Notes to the Condensed Consolidated Financial Statements.)


PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (Unaudited)
(Dollars and Shares in Thousands)
------------------------------------------------------------------------------------------------------------------------------

                                              --------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                                                     Other
                                                   Common Stock       Additional    Retained     Comprehensive
                                                Shares      Amount      Capital     Earnings          Loss           Total
                                              --------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2001                             1     $      1   $ 1,532,435  $ 1,259,135    $  (2,365)     $ 2,789,206


     Net income                                      -            -            -       118,070            -          118,070

     Other comprehensive income (loss)               -            -            -            -        (1,213)         (1,213)

                                              --------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                              1     $      1   $ 1,532,435  $ 1,377,205    $  (3,578)     $ 2,906,063
                                              ================================================================================


(See Notes to the Condensed Consolidated Financial Statements.)


PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                              Three Months
                                                                                             Ended March 31,
                                                                              ----------------------------------------------
                                                                                       2001                     2000
                                                                              ----------------------------------------------
                                                                              ----------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                     $      192,045           $      281,888
                                                                              ----------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                                (37,436)                 (30,841)
   Proceeds from sale of property, plant and equipment                                     629                    3,814
   Decrease in restricted cash                                                               -                    3,015
   Loans to LYONDELL-CITGO Refining LP                                                  (1,300)                  (2,700)
   Investments in and advances to other affiliates                                         (96)                  (5,500)
                                                                              ----------------------------------------------
                                                                                       (38,203)                 (32,212)
                                                                              ----------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Net (repayments) proceeds from short-term bank loans                                (37,500)                 131,000
   Net repayments on revolving bank loans                                                    -                 (447,000)
   Proceeds from issuance of tax-exempt bonds                                           25,000                        -
   Payment on taxable bonds                                                            (25,000)                       -
   Payments of capital lease obligations                                                (8,402)                       -
   Repayments of other debt                                                             (1,778)                  (1,778)
                                                                              ----------------------------------------------
                                                                                       (47,680)                (317,778)
                                                                              ----------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       106,162                  (68,102)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          20,751                  113,414
                                                                              ----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      126,913          $        45,312
                                                                              ==============================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest, net of amount capitalized                                       $        37,359          $        46,391
                                                                              ==============================================
     Income taxes                                                               $      111,808          $            31
                                                                              ==============================================


(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The financial information for PDV America, Inc. ("PDV America") subsequent to December 31, 2000 and with respect to the interim three-month periods ended March 31, 2001 and 2000 is unaudited. In the opinion of PDV America's management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K, dated March 30, 2001, for additional information.

         The condensed consolidated financial statements include the accounts of PDV America and its wholly owned subsidiaries, CITGO Petroleum Corporation ("CITGO"), VPHI Midwest, Inc. ("Midwest") and PDV USA, Inc. ("PDV USA"), as well as CITGO's 65%-owned subsidiary, Cit-Con Oil Corporation and Midwest's wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR"). Each of these subsidiaries, together with PDV America, are herein referred to collectively as, the "Companies."

2.       CHANGE IN ACCOUNTING PRINCIPLE

         On January 1, 2001 the Companies adopted the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions. Under the transition provisions of SFAS No. 133, on January 1, 2001, the Companies recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments. Under the transition provisions of SFAS No. 133, on January 1, 2001, the Companies recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America. Under the transition provisions of SFAS No. 133, on January 1, 2001, the Companies recorded an after-tax, cumulative-effect-type benefit of $13.8 million to net income related to these derivatives.

         The Companies did not elect subsequent hedge accounting for derivatives existing at January 1, 2001. Accordingly, all changes in the fair value of those derivatives have been recorded in income. Prospectively, the Companies plan to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater.


3.       INVENTORIES

         Inventories, primarily at LIFO, consist of the following:

                                                                            March 31,            December 31,
                                                                               2001                   2000
                                                                         --------------          ------------
                                                                           (Unaudited)
                                                                                    (000's omitted)
        Refined products..........................................       $      705,373          $    809,953
        Crude oil.................................................              209,771               269,831
        Materials and supplies....................................               77,005                76,281
                                                                         --------------          ------------
                                                                         $      992,149          $  1,156,065
                                                                         ==============          ============


4.       LONG-TERM DEBT


                                                                            March 31,            December 31,
                                                                               2001                   2000
                                                                         --------------          ------------
                                                                           (Unaudited)
                                                                                    (000's omitted)
        Senior Notes $200 million face amount, due 2006 with
             interest rate of 7.875%..............................       $      199,845          $     199,837
        Senior Notes due 2003 with interest rate
             of 7.875%............................................              498,732               498,614
        Private Placement Senior Notes, due 2001 to 2006 with
             interest rates from 9.03% to 9.30%...................               96,753                96,753
        Master Shelf Agreement Senior Notes, due 2002
             to 2009 with interest rates from 7.17%
             to 8.94%.............................................              260,000               260,000
        Tax-Exempt Bonds, due 2004 to 2031 with
             variable and fixed interest rates....................              354,370               329,370
        Taxable Bonds, due 2026 to 2028 with variable
             interest rates.......................................              149,000               174,000
        Cit-Con bank credit agreement.............................                5,357                 7,143
                                                                         --------------          ------------
                                                                              1,564,057             1,565,717

        Current portion of long-term debt.........................              (70,292)              (47,078)
                                                                         --------------          ------------
                                                                            $ 1,493,765          $  1,518,639
                                                                         ==============          ============


5.       INVESTMENT IN LYONDELL-CITGO REFINING LP

         LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a refinery in Houston, Texas with a refining capacity of 265 thousand barrels per day. LYONDELL-CITGO is owned 41.25% by subsidiaries of CITGO and 58.75% by Lyondell Chemical Company (collectively, the "Owners"). This refinery processes heavy crude oil supplied by Petroleos de Venezuela, S.A. (together with one or more of its subsidiaries, "PDVSA") under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract.

         On February 9, 2001, PDVSA notified LYONDELL-CITGO that, effective February 1, 2001, it had declared force majeure under the contract described above. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under this agreement. If PDVSA reduces its delivery of crude oil, LYONDELL-CITGO may be required to use alternative sources to obtain its required supply of crude oil, which may result in reduced operating margins. As of March 31, 2001, PDVSA's deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure.

         CITGO has notes receivable from LYONDELL-CITGO that totaled $35 million at March 31, 2001 and December 31, 2000. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:


                                                                             March 31,           December 31,
                                                                               2001                 2000
                                                                           -------------        -------------
                                                                           (Unaudited)
                                                                                    (000's omitted)

        Carrying value of investment..............................          $   519,159           $  518,333
        Notes receivable..........................................               35,278               35,278

        Participation interest....................................                   41%                  41%

        Summary of financial position:
             Current assets.......................................          $   321,000           $  310,000
             Non-current assets...................................            1,364,000            1,386,000
             Current liabilities..................................              837,000              867,000
             Non-current liabilities..............................              323,000              321,000
             Member's equity......................................              526,000              508,000


                                                                                Three Months Ended March 31,
                                                                           ----------------------------------
                                                                               2001                  2000
                                                                           -------------        -------------
                                                                                      (Unaudited)

        Equity in net income......................................          $    14,898           $    6,276
        Cash distribution received................................               15,372               23,137

        Summary of operating results:
             Revenue..............................................          $   910,117           $   859,288
             Gross profit.........................................               71,999                47,873
             Net income...........................................               41,824                21,810



         LYONDELL-CITGO has a $450 million term credit facility and a $70 million revolving credit facility that are due in September 2001. The Owners are currently pursuing a refinancing of the indebtedness. CITGO's management believes that this debt will be refinanced.

6.       COMMITMENTS AND CONTINGENCIES

         Litigation and Injury Claims - Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. The Companies record accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts greater than the Companies' accruals, then such determinations could have a material adverse effect on the Companies' results of operations in a given reporting period. However, in the opinion of the Companies' management, the ultimate resolution of these lawsuits and claims will not exceed, by a material amount, the amount of the accruals and the insurance coverage available to the Companies. This opinion is based upon the current assessment of the Companies' management and counsel of these lawsuits and claims. The most significant lawsuits and claims are discussed below.

         Four former marketers of The UNO-VEN Company ("UNO-VEN") have filed a class action complaint against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's 1997 acquisition of Unocal's interest in UNO-VEN. This class action has been certified for liability purposes. The lawsuit is pending in the U.S. District Court in Wisconsin. PDVMR has filed a motion for summary judgment. The Companies, including PDVMR, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including this matter.

         A lawsuit is pending against PDVMR and CITGO in the Illinois state court which claims damages as a result of PDVMR's invoicing a partnership, in which it is a partner, and an affiliate of the other partner of the partnership, alleging excessive charges for electricity used by these entities' facilities located adjacent to the Lemont, Illinois refinery. The Companies have denied all allegations and are pursuing their defenses.

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

         A lawsuit alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court was brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illness. The lawsuit is scheduled for trial in 2002.

         Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. A trial involving two plaintiffs resulted in verdicts for CITGO. The Court granted CITGO summary judgment with respect to another group of claims; this has been appealed to the Fifth Circuit Court of Appeals. No trials of the remaining cases are set pending this appeal.

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

         In 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce, after investigation, determines that the merchandise has been sold to the Untied States at dumped prices or has benefited from countervailing subsidies, and (2) the U.S. International Trade Commission determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. No duties are owed on imports made prior to the formal initiation of an investigation by the U.S. Department of Commerce. In 1999, prior to initiation of a formal investigation, the U.S. Department of Commerce dismissed the petitions. In 2000, the U.S. Court of International Trade overturned this decision and remanded the case to the U.S. Department of Commerce for reconsideration; this has been appealed.

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

         PDV America's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, PDV America believes that its accruals are sufficient to address its environmental cleanup obligations.

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

         In 1992, an agreement was reached between CITGO and its former owner concerning a number of environmental issues which provides in part that the former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

         The Texas Natural Resources Conservation Commission conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. The Texas Natural Resources Conservation Commission has issued notices of violation related to each of the reviews and has proposed fines of approximately $970,000 based on the 1998 review and $700,000 based on the 1999 review. The first notice of violation was issued in January 1999 and the second notice of violation was issued in December 1999. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. A hearing on the merits has been scheduled for November 2001. CITGO intends to vigorously contest the alleged violations and proposed fines.

         In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency, that the U.S. Environmental Protection Agency believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake

         Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties under the Comprehensive Environmental Response, Compensation, and Liability Act. The Environmental Protection Agency made a demand for payment of its past investigation costs from CITGO and other Potentially Responsible Parties and is conducting a Remedial Investigation/Feasibility Study under its authority under the Comprehensive Environmental Response, Compensation, and Liability Act. CITGO and other Potentially Responsible Parties may be potentially responsible for the costs of the Remedial Investigation/Feasibility Study. CITGO disagrees with the Environmental Protection Agency's allegations and intends to contest this matter.

         In January 2001, CITGO and PDVMR received notices of violation from the Environmental Protection Agency alleging violations of the Federal Clean Air Act. The notices of violation are an outgrowth of inspections and formal information requests regarding CITGO's and PDVMR's compliance with the Federal Clean Air Act. The notices of violation cover CITGO's Lake Charles, Louisiana and Corpus Christi, Texas refineries and the PDVMR Lemont, Illinois refinery operated by CITGO. For the Lake Charles and Lemont facilities, the notices of violation allege, among other things, violations of the "New Source Review" provisions of the Federal Clean Air Act, which address installation and permitting of new and modified air emission sources. For the Corpus Christi facility, the notice of violation alleges violations of various monitoring, leak detection and repair requirements of the Federal Clean Air Act. If the Companies were to be found to have violated the provisions cited in the notices of violation, they could be subject to possible penalties and capital expenditures for installation or upgrading of pollution control equipment or technologies. The likelihood of an unfavorable outcome and the amount or range of any potential loss cannot reasonably be estimated at this time.

         In October 1999, the Louisiana Department of Environmental Quality issued CITGO a notice of violation and potential penalty alleging violation of benzene NESHAPS regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. CITGO anticipates resolving this for an immaterial amount.

         In November 1999, the Attorney General's Office of Illinois filed a complaint in the 12th Judicial Circuit Court, Will County, Illinois against PDVMR and CITGO alleging damages from several releases to the air of contaminants from PDVMR's refinery. The initial complaint alleged violations and potential compliance action. The Attorney General's office later made a demand for penalties of approximately $150,000. While CITGO and PDVMR disagree with the Attorney General's alleged violations and proposed penalty demand, they are cooperating with the agency and anticipate reaching an agreement with the agency to resolve this lawsuit by the end of 2001.

         Conditions which require additional expenditures may exist with respect to various sites of the Companies including, but not limited to, the Companies' operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

         Derivative Commodity and Financial Instruments - The Companies enter into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory purchase and product sale exposure to market risk. In the normal course of business, the Companies also enter into certain petroleum commodity forward purchase and sale contracts that qualify as derivatives. At March 31, 2001, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $3 million and $1 million, respectively, related to the fair values of open commodity derivatives.

         The Companies have also entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 2001, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Companies consider the creditworthiness of the counter parties, but no adjustment was determined to be necessary as a result.

7.       RELATED PARTY TRANSACTIONS

         CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions that entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. On February 9, 2001, PDVSA notified CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. If PDVSA reduces its delivery of crude oil, CITGO may be required to use alternative sources to obtain their required supply of crude oil, which may result in reduced operating margins.

         As of March 31, 2001, PDVSA's deliveries of crude oil to CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for CITGO to forecast future financial impacts of this force majeure condition on CITGO's costs or the duration of the force majeure.

         These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the three-month periods ended March 31, 2001 and 2000, PDVSA did not deliver naphtha pursuant to two of the contracts and, as a result, naphtha costs, net of deemed margin, were higher by $2 million and $1 million, respectively, than what would have otherwise been the case.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the unaudited condensed consolidated financial statements of PDV America included elsewhere herein. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K, dated March 30, 2001, for additional information and a description of factors that may cause substantial fluctuations in the earnings and cash flows of PDV America.

         In the first quarter ended March 31, 2001, PDV America generated net income of $118.1 million on revenue of $5.0 billion compared to net income of $43.7 million on revenues of $4.9 billion for the same period last year. (See "Results of Operation - Gross margin" below).

         CITGO's revenue accounted for over 99% of PDV America's consolidated revenues in the first three months of 2001 and 2000. PDVMR's sales of $459 million for the three-month period ended March 31, 2001 were primarily to CITGO and, accordingly, these were eliminated in consolidation.

         LYONDELL-CITGO owns and operates a refinery in Houston, Texas that processes heavy crude oil supplied by PDVSA under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract.

         On February 9, 2001, PDVSA notified LYONDELL-CITGO that, effective February 1, 2001, it had declared force majeure under the contract described above. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under this agreement. If PDVSA reduces its delivery of crude oil, LYONDELL-CITGO may be required to use alternative sources to obtain its required supply of crude oil, which may result in reduced operating margins. As of March 31, 2001, PDVSA's deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure.

         CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions that entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. On February 9, 2001, PDVSA notified CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. If PDVSA reduces its delivery of crude oil, CITGO may be required to use alternative sources to obtain their required supply of crude oil, which may result in reduced operating margins.

         As of March 31, 2001, PDVSA's deliveries of crude oil to CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for CITGO to forecast future financial impacts of this force majeure condition on CITGO's costs or the duration of the force majeure.

         These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the three-month periods ended March 31, 2001 and 2000, PDVSA did not deliver naphtha pursuant to two of the contracts and, as a result, naphtha costs, net of deemed margin, were higher by $2 million and $1 million, respectively, than what would have otherwise been the case.

Results of Operations

         The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month periods ended March 31, 2001 and 2000:

                    PDV America's Sales Revenues and Volumes

                                                                Three Months                 Three Months
                                                               Ended March 31,              Ended March 31,
                                                            ---------------------        ---------------------
                                                              2001         2000            2001          2000
                                                            -------       -------        -------       -------
                                                               ($ in millions)               (MM gallons)
Gasoline............................................        $ 2,660       $ 2,655          3,014         3,141
Jet fuel............................................            482           494            573           611
Diesel/#2 fuel......................................          1,188         1,094          1,457         1,380
Asphalt.............................................             50            47             90            77
Petrochemicals and industrial products..............            426           391            536           386
Lubricants and waxes................................            142           115             70            56
                                                            -------       -------        -------       -------
      Total refined product sales...................          4,948         4,796          5,740         5,651
Other sales.........................................             14            36
                                                            -------       -------        -------       -------
      Total sales....................................       $ 4,962       $ 4,832          5,740         5,651
                                                            =======       =======        =======       =======

         The following table summarizes PDV America's cost of sales and operating expenses for the three-month periods ended March 31, 2001 and 2000:


               PDV America's Cost of Sales and Operating Expenses


                                                                                          Three Months
                                                                                        Ended March 31,
                                                                                    --------------------------
                                                                                     2001               2000
                                                                                    -------           --------
                                                                                        ($ in millions)
Crude oil..................................................................         $ 1,326           $ 1,461
Refined products...........................................................           2,462             2,435
Intermediate feedstocks....................................................             309               317
Refining and manufacturing costs...........................................             301               251
Other operating costs, expenses and inventory changes......................             359               239
                                                                                    -------           --------
     Total cost of sales and operating expenses............................         $ 4,757           $ 4,703
                                                                                    =======           ========


         Sales revenues and volumes. Sales increased $130 million, or approximately 3%, in the three-month period ended March 31, 2001 as compared to the same period in 2000. This was due to an increase in average sales price of 1% and an increase in sales volume of 2%. (See PDV America's Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by $13 million for the three-month period ended March 31, 2001 as compared to the same period in 2000. The increase was primarily due to the change in the earnings of LYONDELL-CITGO. CITGO's share of these earnings increased $9 million, from $6 million in the first three months of 2000 to $15 million in the first three months of 2001. LYONDELL-CITGO's increased earnings are primarily due to higher deliveries and processing of crude oil under the crude supply agreement with PDVSA as well as higher margins on spot crude oil, partially offset by higher energy costs and interest expense.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $54 million or 1%, in the quarter ended March 31, 2001 as compared to the same period in 2000. (See PDV America's Cost of Sales and Operating Expenses table above.)

         The Companies purchase refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 52% of the Companies' total cost of sales and operating expenses for the first quarters of both 2001 and 2000. The Companies estimate that margins on purchased products, on average, are lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from produced products of the Companies and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, the Companies do not anticipate operational actions or market conditions that might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of the Companies which impact the volume of refined products purchased. (See also "Factors Affecting Forward-Looking Statements".)

         Gross margin. The gross margin for the three-month period ended March 31, 2001 was approximately 3.6 cents per gallon, compared to approximately 2.3 cents per gallon for the same period in 2000. In the three-month period ended March 31, 2001, the revenue per gallon component increased approximately 1% while the cost per gallon component was essentially unchanged. As a result, the gross margin increased by approximately $0.013 on a per gallon basis in the quarter ended March 31, 2001 compared to the same period in 2000.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased in the first quarter of 2001 by 4%, from $49 million in the first quarter of 2000 to $51 million in the first quarter of 2001. The difference is principally due to the recovery of approximately $5 million of bad debt reserves related to credit card receivables in the first quarter of 2000. The recovery was in connection with the sale of CITGO's proprietary consumer credit card receivables and related credit card program on March 1, 2000 as described below.

         Interest Expense. Interest expense decreased by $10 million in the three-month period ended March 31, 2001 as compared to the same period in 2000. This was primarily due to the lower average amount outstanding under the revolving and short-term borrowing facilities during the first quarter of 2001 that was made possible by cash flows from operating activities.

Liquidity and Capital Resources

         For the three-month period ended March 31, 2001, the Companies' consolidated net cash provided by operating activities totaled approximately $192 million. Operating cash flows were derived from net income of $118 million, depreciation and amortization of $73 million, and net changes in working capital of $1 million. The more significant changes in working capital included the decrease in accounts receivable, including receivables from affiliates, of approximately $367 million, the decrease in inventories of approximately $164 million and the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $388 million.

         Net cash used in investing activities totaled $38 million for the three-month period ended March 31, 2001 consisting primarily of capital expenditures of $37 million, compared to $31 million for the same period in 2000.

         Net cash used in financing activities totaled $47 million for the three-month period ended March 31, 2001 consisting primarily of $38 million net repayment on short-term borrowings and the payment of capital lease obligations of $8 million.

         As of March 31, 2001, capital resources available to the Companies included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $550 million and $190 million of uncommitted short-term borrowing facilities with various banks and $100 million available borrowing capacity under PDVMR's revolving credit facility with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. PDV America's management believes that the Companies have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. The Companies periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Companies' ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time.

         On March 1, 2000, CITGO sold its proprietary consumer credit card receivables and related credit card program to Associates First Capital Corporation. In this transaction, Associates First Capital Corporation acquired approximately $19 million in receivables from CITGO and $113 million from Royal Bank of Canada that had previously been purchased from CITGO under a revolving sale facility. In addition, Associates First Capital Corporation acquired 1.2 million active consumer accounts. The sale did not affect CITGO's commercial or fleet credit card programs.

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement has a minimum term of one year and is renewable for successive annual terms by mutual agreement.

         The Companies are in compliance with their obligations under their debt financing arrangements at March 31, 2001.

New Accounting Standard

         On January 1, 2001 the Companies adopted the SFAS No. 133. The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions. Under the transition provisions of SFAS No. 133, on January 1, 2001, the Companies recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133, had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments. Under the transition provisions of SFAS No. 133, on January 1, 2001, the Companies recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America. Under the transition provisions of SFAS No. 133, on January 1, 2001, the Companies recorded an after-tax, cumulative-effect-type benefit of $13.8 million to net income related to these derivatives.

         PDV America did not elect subsequent hedge accounting for derivatives existing at January 1, 2001. Accordingly, all changes in the fair value of those derivatives have been recorded in income. Prospectively, PDV America plans to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater.

Proposed Accounting Change

         The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions that will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for years beginning after December 15, 2001, and will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At March 31, 2001, PDV America had included turnaround costs of $111 million in other assets. PDV America's management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Introduction. The Companies have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Companies operate and finance its assets. The Companies do not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at March 31, 2001, the Companies were exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives.

                        Non-Trading Commodity Derivatives
                        Open Positions at March 31, 2001


                                                                      Maturity       Contracted       Contract        Market
         Commodity                        Derivative                     Date          Volume           Value          Value
----------------------       ---------------------------------       -----------     ----------       -----------  -----------
                                                                                                          ($ in millions)
                                                                                                      ------------------------
No Lead Gasoline (1)         Futures Purchased                          2001            2,007          $   75.6      $    76.7
                             Forward Purchase Contracts                 2001            3,752          $  132.3      $   132.7
                             Forward Sale Contracts                     2001            2,975          $  104.8      $   106.3

Distillates (1)              Futures Purchased                          2001            1,171          $   34.6      $    34.8
                             Futures Purchased                          2002             299           $    9.0      $     9.0
                             OTC Swap Options Purchased                 2001             10            $    -        $     -
                             OTC Swap Options Sold                      2001             10            $    -        $     -
                             OTC Swap Options Purchased                 2002             30            $    -        $     -
                             OTC Swap Options Sold                      2002             30            $    -        $    (0.1)
                             Forward Purchase Contracts                 2001            1,174          $   34.8      $    34.3
                             Forward Sale Contracts                     2001            1,419          $   42.9      $    42.8

Crude Oil (1)                Futures Purchased                          2001             200           $    5.3      $     5.3
                             Forward Purchase Contracts                 2001            7,254          $  201.7      $   190.0
                             Forward Sale Contracts                     2001            8,295          $  230.8      $   217.3

Natural Gas (2)              Futures Purchased                          2001             40            $    2.1      $     2.0
                             OTC Swap Options Purchased                 2001             100           $     -       $     0.3
                             OTC Swap Options Sold                      2001             120           $     -       $    (0.4)


-----------
(1)  Thousands of barrels
(2)  Ten-thousands of mmbtu

                        Non-Trading Commodity Derivatives
                        Open Positions at March 31, 2000



                                                                      Maturity       Contracted       Contract        Market
         Commodity                        Derivative                     Date          Volume           Value(2)      Value
----------------------       ---------------------------------       -----------     ----------       -----------  -----------
                                                                                                          ($ in millions)
                                                                                                      ------------------------
No Lead Gasoline (1)      Futures Purchased                             2000             69            $    2.5      $     2.5
                          Futures Sold                                  2000             60            $    2.1      $     2.2
                          OTC Swap Options Purchased                    2000            1,500          $   (0.5)     $     -
                          OTC Swap Options Sold                         2000            1,500          $    0.5      $    (0.1)
                          OTC Swaps (Pay Floating/Receive Fixed)(4)     2000             500           $   14.0      $    16.6

Heating Oil (1)           Futures Purchased                             2000             71            $    1.8      $     2.0
                          Futures Purchased                             2001             19            $    0.5      $     0.5
                          Futures Sold                                  2000             75            $    2.4      $     2.5
                          OTC Swaps (Pay Floating/Receive Fixed)(4)     2000             400           $    9.7      $    11.5
                          OTC Swaps (Pay Fixed/Receive Floating)(4)     2000             10            $    0.2      $     0.3

Crude Oil (1)             OTC Swaps (Pay Fixed/Receive Floating)(4)     2000             900           $   21.0      $    23.8

Natural Gas (3)           Futures Purchased                             2000             15            $    0.4      $     0.4


-----------
(1)  1,000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract
(4) Floating price based on marked index designated in contract; fixed price agreed upon at date of contract.


         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At March 31, 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      Non-Trading Interest Rate Derivatives
                        Open Positions at March 31, 2001

                                                                                                 Notional
                                        Expiration                   Fixed Rate                 Principal
     Variable Rate Index                   Date                         Paid                      Amount
-------------------------            --------------                -------------             ----------------
                                                                                             ($ in millions)
J.J. Kenny                           February 2005                     5.30%                    $      12
J.J. Kenny                           February 2005                     5.27%                           15
J.J. Kenny                           February 2005                     5.49%                           15
                                                                                             ----------------
                                                                                                $      42
                                                                                             ================




                      Non-Trading Interest Rate Derivatives
                        Open Positions at March 31, 2000

                                                                                                 Notional
                                        Expiration                   Fixed Rate                 Principal
     Variable Rate Index                   Date                         Paid                      Amount
-------------------------            --------------                -------------             ----------------
                                                                                             ($ in millions)
One-month LIBOR                      May 2000                          6.28%                    $      25
J.J. Kenny                           May 2000                          4.72%                           25
J.J. Kenny                           February 2005                     5.30%                           12
J.J. Kenny                           February 2005                     5.27%                           15
J.J. Kenny                           February 2005                     5.49%                           15
                                                                                             ----------------
                                                                                                $      92
                                                                                             ================



         The fair value of the interest rate swap agreements in place at March 31, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                Debt Obligations
                                At March 31, 2001

                                                                                                 Expected Average
                                  Fixed              Average Fixed            Variable           Variable Interest
  Expected Maturities           Rate Debt            Interest Rate            Rate Debt                Rate
-------------------------------------------------------------------------------------------------------------------
                            ($ in millions)                               ($ in millions)

          2001               $       40                   9.11%              $      5                   5.52%
          2002                       36                   8.78%                     -                   -
          2003                      560                   7.98%                     -                   -
          2004                       31                   8.02%                    16                   6.71%
          2005                       11                   9.30%                     -                   -
       Thereafter                   380                   7.99%                   485                   8.49%
                           -----------------          ------------         --------------          ---------------
         Total              $     1,058                   8.07%              $    506                   8.40%
                           =================          ============         ==============          ===============
       Fair Value           $     1,080                                      $    506
                           =================                               ==============



                                Debt Obligations
                                At March 31, 2000

                                                                                                 Expected Average
                                  Fixed              Average Fixed            Variable           Variable Interest
  Expected Maturities           Rate Debt            Interest Rate            Rate Debt                Rate
-------------------------------------------------------------------------------------------------------------------
                             ($ in millions)                               ($ in millions)

          2000              $       290                   7.94%             $     167                   7.17%
          2001                       40                   9.11%                     7                   7.54%
          2002                       36                   8.78%                     -                   -
          2003                      560                   7.98%                     -                   -
          2004                       31                   8.02%                    16                   8.71%
       Thereafter                   391                   8.02%                   485                   9.32%
                           -----------------          ------------         --------------          ---------------
         Total              $     1,348                   8.04%              $    675                   8.77%
                           =================          ============         ==============          ===============

       Fair Value           $     1,319                                      $    675
                           =================                               ==============

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The required information is incorporated by reference into Part II of this Report from Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  None.

(b)      Reports on Form 8-K:
         -------------------

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PDV AMERICA, INC.




Date:   May 14, 2001                    /s/ Carlos Jorda
                                       -----------------------------------------
                                            Carlos Jorda
                                       President, Chief Executive Officer,
                                       Chief Financial Officer and Director


Date:   May 14, 2001                   /s/ Jose I. Moreno
                                       -----------------------------------------
                                           Jose I. Moreno
                                         Secretary and Director