Form 10-Q
period 2001-06-30
PDV AMERICA INC
filed 2001-08-14
CIK 906422

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

                  For the Quarterly period ended June 30, 2001

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to ____________

                        Commission file number 001-12138

                                PDV America, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                    51-0297556
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)

     750 Lexington Avenue, New York, New York                 10022
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Common Stock, $1.00 par value                       1,000
       ------------------------------                      -----
                  (Class)                     (outstanding at July 31, 2001)

================================================================================

PDV AMERICA, INC.

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2001

TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------------
                                                                                                               Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS......................................................................1

PART I.  FINANCIAL INFORMATION....................................................................................2

     Item 1.      Financial Statements (Unaudited)................................................................2

                  Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000.....................2

                  Condensed Consolidated Statements of Income and Comprehensive Income
                  - Three and Six-Month Periods Ended June 30, 2001 and 2000......................................3

                  Condensed Consolidated Statement of Shareholder's Equity - Six-Month Period
                  Ended June 30, 2001.............................................................................4

                  Condensed Consolidated Statements of Cash Flows - Six-Month Periods Ended
                  June 30, 2001 and 2000..........................................................................5

                  Notes to the Condensed Consolidated Financial Statements........................................6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....................................19

PART II. OTHER INFORMATION.......................................................................................22

     Item 1.      Legal Proceedings..............................................................................22

     Item 5.      Other Information..............................................................................22

     Item 6.      Exhibits and Reports on Form 8-K...............................................................22

SIGNATURES ......................................................................................................23

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to PDV America and its subsidiaries are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the products of PDV America and its subsidiaries as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to PDV America and its subsidiaries, no assurances can be given that such expectations will prove to have been correct.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

----------------------------------------------------------------------------------------------------------------------
                                                                         June 30, 2001                December 31,
                                                                          (Unaudited)                     2000
                                                                   ---------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                 $    304,186              $      20,751
   Accounts receivable, net                                                     1,194,534                  1,372,712
   Due from affiliates                                                             49,631                     59,519
   Inventories                                                                  1,197,184                  1,156,065
   Prepaid expenses and other                                                      15,454                     16,439
                                                                   ---------------------------------------------------
     Total current assets                                                       2,760,989                  2,625,486

NOTES RECEIVABLES FROM PDVSA AND AFFILIATE                                        798,000                    798,000
PROPERTY, PLANT AND EQUIPMENT - NET                                             3,255,272                  3,287,277
INVESTMENTS IN AFFILIATES                                                         718,471                    712,560
OTHER ASSETS                                                                      218,779                    211,855
                                                                   ---------------------------------------------------
TOTAL ASSETS                                                                  $ 7,751,511                $ 7,635,178
                                                                   ===================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Short-term bank loans                                                  $            --               $     37,500
   Accounts payable                                                               864,077                  1,039,756
   Payables to affiliates                                                         371,688                    452,026
   Taxes other than income                                                        238,053                    210,986
   Other current liabilities                                                      212,231                    245,864
   Income taxes payable                                                            72,086                     74,152
   Current portion of deferred income taxes                                        37,468                     43,950
   Current portion of long-term debt                                               84,506                     47,078
   Current portion of capital lease obligation                                     19,274                     26,649
                                                                   ---------------------------------------------------
     Total current liabilities                                                  1,899,383                  2,177,961

LONG-TERM DEBT                                                                  1,493,901                  1,518,639
CAPITAL LEASE OBLIGATION                                                           57,421                     67,322
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                       213,275                    206,339
OTHER NONCURRENT LIABILITIES                                                      222,840                    215,030
DEFERRED INCOME TAXES                                                             671,497                    629,163
MINORITY INTEREST                                                                  31,589                     31,518

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY
   Common stock, $1.00 par, 1,000 shares authorized, issued and
     outstanding                                                                        1                          1
   Additional capital                                                           1,532,435                  1,532,435
   Retained earnings                                                            1,632,670                  1,259,135
   Accumulated other comprehensive loss                                            (3,501)                    (2,365)
                                                                   ---------------------------------------------------
     Total shareholder's equity                                                 3,161,605                  2,789,206
                                                                   ---------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $ 7,751,511                $ 7,635,178
                                                                   ===================================================

(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months                              Six Months
                                                            Ended June 30,                           Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                       2001                2000                2001                  2000
                                                 -----------------------------------------------------------------------------------
REVENUES:
   Sales                                             $   5,689,901      $   5,637,271      $   10,585,533      $   10,416,545
   Sales to affiliates                                      66,070             48,013             131,989             100,284
                                                 -----------------------------------------------------------------------------------
                                                         5,755,971          5,685,284          10,717,522          10,516,829
   Equity in earnings (losses) of affiliates                37,190             (7,262)             60,821               3,565
   Interest income from affiliates                          16,544             21,387              33,088              42,703
   Other income (expense) - net                              1,100             (2,453)              2,091              (5,333)
                                                 -----------------------------------------------------------------------------------
                                                         5,810,805          5,696,956          10,813,522          10,557,764
                                                 -----------------------------------------------------------------------------------
COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses                  5,308,280          5,473,083          10,065,326          10,177,668
   Selling, general and administrative expenses             71,509             56,362             122,701             102,708
   Interest expense, excluding capital lease                28,230             37,427              56,843              75,130
   Capital lease interest charge                             2,406              2,866               4,813               5,733
   Minority interest                                            37                701                  71               1,392
                                                 -----------------------------------------------------------------------------------
                                                         5,410,462          5,570,439          10,249,754          10,362,631
                                                 -----------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                 400,343            126,517             563,768             195,133

INCOME TAXES                                               144,878             46,857             203,833              71,744

INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN                                  -----------------------------------------------------------------------------------
   ACCOUNTING PRINCIPLE                                    255,465             79,660             359,935             123,389
                                                 ===================================================================================

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,977                        --                 --              13,600                  --
                                                 -----------------------------------------------------------------------------------

NET INCOME                                                 255,465             79,660             373,535             123,389

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
     Cumulative effect, accounting for
       derivatives, net of related income
       taxes of $(850)                                          --                 --              (1,450)                 --

     Less:  reclassification adjustment for
       derivative losses included in net
       income, net of related income taxes of
       $45 and $184                                             77                 --                 314                  --
                                                 -----------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)                               77                 --              (1,136)                 --
                                                 -----------------------------------------------------------------------------------
                                                 -----------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                 $     255,542       $     79,660     $       372,399     $       123,389
                                                 ===================================================================================

(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (Unaudited) (Dollars and Shares in Thousands)

------------------------------------------------------------------------------------------------------------------------------

                                              --------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                                                     Other
                                                   Common Stock       Additional    Retained     Comprehensive
                                                Shares      Amount      Capital     Earnings         Loss           Total
                                              --------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2001                             1     $      1   $ 1,532,435  $ 1,259,135    $  (2,365)     $ 2,789,206

     Net income                                      -            -             -      373,535            -          373,535
     Other comprehensive loss                        -            -             -            -       (1,136)          (1,136)
                                              --------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                               1     $      1   $ 1,532,435  $ 1,632,670    $  (3,501)     $ 3,161,605
                                              ================================================================================

(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                                               Six Months
                                                                                             Ended June 30,
                                                                              ----------------------------------------------
                                                                                       2001                    2000
                                                                              ----------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                     $      419,869           $      489,194
                                                                              ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                                (81,113)                 (61,847)
   Proceeds from sale of property, plant and equipment                                   1,036                    4,028
   Decrease in restricted cash                                                              --                    3,015
   Loans to LYONDELL-CITGO Refining LP                                                      --                  (25,130)
   Investments in LYONDELL-CITGO Refining LP                                            (5,700)                  (4,700)
   Investments in and advances to other affiliates                                        (304)                  (8,000)
                                                                              ----------------------------------------------
     Net cash used in investing activities                                             (86,081)                 (92,634)
                                                                              ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from (repayments of) revolving bank loans                               16,000                 (462,000)
   Net (repayments of) proceeds from short-term bank loans                             (37,500)                  18,000
   Proceeds from issuance of tax-exempt bonds                                           25,000                       --
   Payment on taxable bonds                                                            (25,000)                      --
   Payments of capital lease obligations                                               (17,276)                  (7,954)
   Repayments of other debt                                                            (11,577)                  (3,556)
                                                                              ----------------------------------------------
     Net cash used in financing activities                                             (50,353)                (455,510)
                                                                              ----------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       283,435                  (58,950)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          20,751                  113,414
                                                                              ----------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      304,186          $        54,464
                                                                              ==============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest (net of amount capitalized)                                      $        65,627          $        81,015
                                                                              ==============================================
     Income taxes, net of refund of $15,008 in 2000                             $      184,300          $       (12,776)
                                                                              ==============================================

(See Notes to the Condensed Consolidated Financial Statements.)

PDV AMERICA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The financial information for PDV America, Inc. ("PDV America") subsequent to December 31, 2000 and with respect to the interim three-month and six-month periods ended June 30, 2001 and 2000 is unaudited. In the opinion of PDV America's management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K, dated March 30, 2001, for additional information.

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

3.       INVENTORIES

         Inventories, primarily at LIFO, consist of the following:

                                                       June 30,
                                                         2001       December 31,
                                                     (Unaudited)         2000
                                                     -----------    ------------
                                                           (000's omitted)

         Refined products                            $   901,887     $   809,953
         Crude oil                                       216,299         269,831
         Materials and supplies                           78,998          76,281
                                                     -----------     -----------
                                                     $ 1,197,184     $ 1,156,065
                                                     ===========     ===========

4.       LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                         June 30,
                                                           2001     December 31,
                                                       (Unaudited)      2000
                                                       -----------  ------------
                                                            (000's omitted)

         Revolving bank loans                         $   16,000    $      --
         Senior Notes, $200 million face amount,
              due 2006 with interest rate of 7.875%       199,852       199,837
         Senior Notes, $500 million face amount,
              due 2003 with interest rate of 7.875%       498,861       498,614
         Private Placement Senior Notes,
              due 2001 to 2006 with interest
              rates from 9.03% to 9.30%                    96,753        96,753
         Master Shelf Agreement Senior Notes,
              due 2002 to 2009 with interest rates
              from 7.17% to 8.94%                         260,000       260,000
         Tax-Exempt Bonds, due 2004 to 2031 with
              variable and fixed interest rates           354,370       329,370
         Taxable Bonds, due 2026 to 2028 with
              variable interest rates                     149,000       174,000
         Cit-Con bank credit agreement                      3,571         7,143
                                                       ----------    ----------
                                                        1,578,407     1,565,717
                                                       ----------    ----------
         Current portion of long-term debt               (84,506)      (47,078)
                                                       ----------    ----------
                                                       $1,493,901    $1,518,639
                                                       ==========    ==========

         On May 11, 2001, CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

         On May 28, 2001, CITGO established an additional $25 million 364-day revolving bank loan facility.

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

         On February 9, 2001, PDVSA notified LYONDELL-CITGO that, effective February 1, 2001, it had declared force majeure under the contract described above. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under this agreement. If PDVSA reduces its delivery of crude oil, LYONDELL-CITGO may be required to use alternative sources to obtain its required supply of crude oil, which may result in reduced operating margins. As of June 30, 2001, PDVSA's deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure.

         CITGO has notes receivable from LYONDELL-CITGO that totaled $35 million at June 30, 2001 and December 31, 2000. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                     June 30,
                                                       2001         December 31,
                                                    (Unaudited)        2000
                                                    -----------     ------------
                                                        (000's omitted)

        Carrying value of investment                $   526,251     $   518,333
        Notes receivable                                 35,278          35,278

        Participation interest                              41%             41%

        Summary of financial position:
             Current assets                         $   261,000     $   310,000
             Non-current assets                       1,360,000       1,386,000
             Current liabilities                        300,000         867,000
             Non-current liabilities                    775,000         321,000
             Member's equity                            546,000         508,000

                                                      Six Months Ended June 30,
                                                    ----------------------------
                                                       2001              2000
                                                    -----------     ------------
                                                            (Unaudited)

        Equity in net income (loss)                 $    39,220     $    (5,711)
        Cash distribution received                       37,002          23,137

        Summary of operating results:
             Revenue                                $ 1,841,785     $ 1,760,190
             Gross profit                               166,324          55,692
             Net income (loss)                          107,507            (480)

         On July 20, 2001, LYONDELL-CITGO completed a refinancing of its working capital revolver and its $450 million term bank loan that matures on September 14, 2001. The new 18-month term loan and working capital revolver will mature in January 2003.

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

         In 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce, after investigation, determines that the merchandise has been sold to the United States at dumped prices or has benefited from countervailing subsidies, and (2) the U.S. International Trade Commission determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. No duties are owed on imports made prior to the formal initiation of an investigation by the U.S. Department of Commerce. In 1999, prior to initiation of a formal investigation, the U.S. Department of Commerce dismissed the petitions. In 2000, the U.S. Court of International Trade overturned this decision and remanded the case to the U.S. Department of Commerce for reconsideration.

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

         Derivative Commodity and Financial Instruments - The Companies enter into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory purchase and product sale exposure to market risk. In the normal course of business, the Companies also enter into certain petroleum commodity forward purchase and sale contracts that qualify as derivatives. At June 30, 2001, the balance sheet caption other current liabilities includes $7.5 million related to the fair values of open commodity derivatives.

         The Companies have also entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 2001, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Companies consider the creditworthiness of the counter parties, but no adjustment was determined to be necessary as a result.

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

         As of June 30, 2001, PDVSA's deliveries of crude oil to CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for CITGO to forecast future financial impacts of this force majeure condition on CITGO's costs or the duration of the force majeure.

8.       SUBSEQUENT EVENT

         On August 14, 2001, a fire occurred and was extinguished at the crude distillation unit of the Companies' Lemont refinery. There were no reports of serious injuries to workers at the plant. The extent of damage to the affected units has not yet been determined. We are conducting an investigation into the cause of the fire. The financial effects of this event are not presently determinable.

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

         In the quarter ended June 30, 2001, PDV America generated net income of $255.5 million on revenue of $5.8 billion compared to net income of $79.7 million on revenue of $5.7 billion for the same period last year. In the six months ended June 30, 2001, PDV America generated net income of $373.5 million on revenue of $10.8 billion compared to net income of $123.4 million on revenue of $10.6 billion for the same period last year. (See "Results of Operation - Gross margin" below).

         CITGO's revenue accounted for over 99% of PDV America's consolidated revenues for the three and six-month periods ended June 30, 2001 and 2000. PDVMR's sales of $1.0 billion for the six-month period ended June 30, 2001 were primarily to CITGO and, accordingly, these were eliminated in consolidation.

         LYONDELL-CITGO owns and operates a refinery in Houston, Texas that processes heavy crude oil supplied by PDVSA under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract.

         On February 9, 2001, PDVSA notified LYONDELL-CITGO that, effective February 1, 2001, it had declared force majeure under the contract described above. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under this agreement. If PDVSA reduces its delivery of crude oil, LYONDELL-CITGO may be required to use alternative sources to obtain its required supply of crude oil, which may result in reduced operating margins. As of June 30, 2001, PDVSA's deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure.

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

         As of June 30, 2001, PDVSA's deliveries of crude oil to CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for CITGO to forecast future financial impacts of this force majeure condition on CITGO's costs or the duration of the force majeure.

Results of Operations

         The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three and six-month periods ended June 30, 2001 and 2000:

                    PDV America's Sales Revenues and Volumes

                                           Three Months            Six Months          Three Months         Six Months
                                          Ended June 30,         Ended June 30,       Ended June 30,     Ended June 30,
                                       --------------------    ------------------     ---------------   -----------------
                                          2001       2000        2001       2000       2001     2000     2001       2000
                                       --------    --------    -------    -------     ------   ------   ------     ------
                                         ($ in millions)         ($ in millions)        (MM gallons)       (MM gallons)

Gasoline                               $  3,553    $  3,441    $ 6,213    $ 6,096      3,508     3,650    6,522      6,791
Jet fuel                                    456         440        938        934        564       571    1,137      1,182
Diesel/#2 fuel                            1,005       1,030      2,193      2,124      1,264     1,338    2,721      2,718
Asphalt                                     136         166        186        213        255       244      345        321
Petrochemicals and industrial
products                                    439         461        865        852        604       430    1,140        816
Lubricants and waxes                        153         139        295        254         72        72      142        128
                                       --------    --------    -------    -------      -----     -----   ------     ------
   Total refined product sales            5,742       5,677     10,690     10,473      6,267     6,305   12,007     11,956
Other sales                                  14           8         28         44
                                       --------    --------    -------    -------      -----     -----   ------     ------
   Total sales                         $  5,756    $  5,685    $10,718    $10,517      6,267     6,305   12,007     11,956
                                       ========    ========    =======    =======      =====     =====   ======     ======

         The following table summarizes PDV America's cost of sales and operating expenses for the three and six-month periods ended June 30, 2001 and 2000:

               PDV America's Cost of Sales and Operating Expenses

                                                                      Three Months                   Six Months
                                                                     Ended June 30,                Ended June 30,
                                                                 ----------------------        -----------------------
                                                                   2001           2000           2001           2000
                                                                 --------       --------       --------       --------
                                                                    ($ in millions)                ($ in millions)

Crude oil                                                        $  1,455       $  1,706       $  2,781       $  3,167
Refined products                                                    3,063          3,005          5,525          5,440
Intermediate feedstocks                                               448            432            757            749
Refining and manufacturing costs                                      281            267            582            518
Other operating costs, expenses and inventory changes                  61             63            420            304
                                                                 --------       --------       --------       --------
     Total cost of sales and operating expenses                  $  5,308       $  5,473       $ 10,065       $ 10,178
                                                                 ========       ========       ========       ========

         Sales revenues and volumes. Sales increased $71 million, or approximately 1%, in the three-month period ended June 30, 2001 as compared to the same period in 2000. This was due to an increase in average sales price of 2%, offset by a decrease in sales volume of 1%. Sales increased $201 million, or approximately 2%, in the six-month period ended June 30, 2001 as compared to the same period in 2000. This was due to an increase in average sales price of 2% and an increase in sales volume of less than 1%. (See PDV America's Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by $44 million for the three-month period ended June 30, 2001 and increased by $57 million for the six-month period ended June 30, 2001 as compared to the same periods in 2000. These increases were primarily due to the change in the earnings of LYONDELL-CITGO. CITGO's share of these earnings increased $36 million, from $(12) million in the second quarter of 2000 to $24 million in the second quarter of 2001, and $44 million, from $(5) million in the first six months of 2000 to $39 million in the first six months of 2001. LYONDELL-CITGO's increased earnings in 2001 are primarily due to higher refining margins that were partially offset by the impact of higher natural gas prices and lower crude processing rates due to an unplanned production unit outage at the refinery. The earnings of the first six months of 2000 were impacted by a major turnaround which occurred during the second quarter of 2000.

         Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $165 million or 3% in the quarter ended June 30, 2001 as compared to the same period in 2000. Cost of sales and operating expenses decreased by $113 million or 1% in the six months ended June 30, 2001 as compared to the same period in 2000. (See PDV America's Cost of Sales and Operating Expenses table above.)

         The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 58% and 55% of the total cost of sales and operating expenses for the second quarters of 2001 and 2000, respectively, and 55% and 53% of the total cost of sales and operating expenses for the first six months of 2001 and 2000, respectively. The Companies estimate that margins on purchased products, on average, are lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from produced products of the Companies and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, the Companies do not anticipate operational actions or market conditions that might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of the Companies which impact the volume of refined products purchased. (See also "Factors Affecting Forward-Looking Statements".)

         Gross margin. The gross margin for the three-month period ended June 30, 2001 was approximately 7.1 cents per gallon, compared to approximately 3.4 cents per gallon for the same period in 2000. The gross margin for the six-month period ended June 30, 2001 was approximately 5.4 cents per gallon, compared to approximately 2.8 cents per gallon in the same period in 2000. In the three-month period ended June 30, 2001, the revenue per gallon component increased approximately 2% while the cost per gallon component decreased by approximately 2%. As a result, the gross margin increased by approximately 3.7 cents on a per gallon basis in the quarter ended June 30, 2001 compared to the same period in 2000. In the six-month period ended June 30, 2001, the revenue per gallon component increased by approximately 1% while the cost per gallon component decreased by approximately 2%. As a result, the gross margin increased by approximately 2.6 cents on a per gallon basis in the six months ended June 30, 2001 compared to the same period in 2000. These results reflect improved industry wide refining and marketing margins. The improved margins and high refinery throughput during the second quarter of 2001 allowed the Companies to generate the higher gross margins reported during the period.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased in the second quarter of 2001 by 29%, from $56 million in the second quarter of 2000 to $72 million in the second quarter of 2001. Selling, general and administrative expenses increased in the first six months of 2001 by 19%, from $103 million in the first six months of 2000 to $123 million in the same period in 2001. The difference is primarily due to an increase in employee incentive compensation in 2001.

         Interest Expense. Interest expense decreased by $10 million in the three-month period ended June 30, 2001 and decreased by $19 million in the first six months of 2001 as compared to the same periods in 2000. This was primarily due to the lower average amount outstanding under the revolving and short-term borrowing facilities during the first six months of 2001 that was made possible by cash flows from operating activities.

Liquidity and Capital Resources

         For the six-month period ended June 30, 2001, the Companies' consolidated net cash provided by operating activities totaled approximately $420 million. Operating cash flows were derived from net income of $373 million, depreciation and amortization of $145 million and changes in working capital of $(98) million. The more significant changes in working capital included the decrease in accounts receivable, including receivables from affiliates, of approximately $186 million, the increase in inventories of approximately $41 million, the increase in other long-term assets of approximately $42 million and the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $199 million.

         Net cash used in investing activities totaled $86 million for the six-month period ended June 30, 2001 consisting primarily of capital expenditures of $81 million, compared to $62 million for the same period in 2000.

         Net cash used in financing activities totaled $50 million for the six-month period ended June 30, 2001 consisting primarily of $38 million net repayment on short-term borrowings and the payment of capital lease obligations of $17 million, offset by $16 million in proceeds from revolving bank loans.

         On May 11, 2001, CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

         On May 28, 2001, CITGO established an additional $25 million 364-day revolving bank loan facility.

         As of June 30, 2001, capital resources available to the Companies included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $559 million and $190 million of uncommitted short-term borrowing facilities with various banks and $75 million available borrowing capacity under PDVMR's revolving credit facility with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. PDV America's management believes that the Companies have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. The Companies periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Companies' ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time.

        In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement was extended in April 2001 for one year and is renewable for successive annual terms by mutual agreement.

         The Companies are in compliance with their obligations under their debt financing arrangements at June 30, 2001.

New Accounting Standards

         On January 1, 2001 the Companies adopted the SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions. Under the transition provisions of SFAS No. 133, on January 1, 2001, the Companies recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133, had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments. Under the transition provisions of SFAS No. 133, on January 1, 2001, the Companies recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America. Under the transition provisions of SFAS No. 133, on January 1, 2001, the Companies recorded an after-tax, cumulative-effect-type benefit of $13.8 million to net income related to these derivatives.

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

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") which addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling of interests method is no longer permitted. The adoption of SFAS No. 141 will not impact the Companies' financial position or results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 are applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangibles with an indefinite life no longer be amortized but instead be periodically reviewed for impairment. The adoption of SFAS No. 142 will not impact the Companies' financial position or results of operations.

Proposed Accounting Change

         The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions that will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for years beginning after June 15, 2002, and the effect of expensing existing deferred major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At June 30, 2001, PDV America had included turnaround costs of $106 million in other assets. PDV America's management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Introduction. The Companies have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Companies operate and finance its assets. The Companies do not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at June 30, 2001, the Companies were exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives.

                        Non-Trading Commodity Derivatives
                         Open Positions at June 30, 2001

                                                                             Maturity       Contracted      Contract        Market
       Commodity                            Derivative                         Date           Volume         Value          Value
       ---------                            ----------                       --------       ----------      --------        ------
                                                                                                                ($ in millions)
                                                                                                            -----------------------
No Lead Gasoline (1)      Futures Purchased                                    2001             299         $     9.3     $     9.2
                          Futures Sold                                         2001             815         $    27.0     $    24.2
                          OTC Swaps (Pay Floating/Receive Fixed)(3)            2001             200         $     -       $    (0.4)
                          Forward Purchase Contracts                           2001            6,014        $   194.5     $   163.6
                          Forward Sale Contracts                               2001            6,086        $   195.7     $   167.8

Distillates (1)           Futures Purchased                                    2001            1,697        $    54.6     $    52.3
                          Futures Purchased                                    2002             720         $    22.2     $    21.9
                          OTC Swap Options Purchased                           2001             10          $     -       $     -
                          OTC Swap Options Sold                                2001             10          $     -       $     -
                          OTC Swap Options Purchased                           2002             30          $     -       $     -
                          OTC Swap Options Sold                                2002             30          $     -       $     -
                          Forward Purchase Contracts                           2001            1,092        $    34.3     $    32.1
                          Forward Sale Contracts                               2001            1,482        $    46.2     $    44.9

Crude Oil (1)             Futures Purchased                                    2001             947         $    26.2     $    24.7
                          Forward Purchase Contracts                           2001            6,785        $   190.1     $   180.2
                          Forward Sale Contracts                               2001            7,549        $   210.4     $   200.4

Natural Gas (2)           Futures Purchased                                    2001             85          $     3.4     $     2.9
                          OTC Swap Options Purchased                           2001             240         $     -       $     0.1
                          OTC Swap Options Sold                                2001             140         $     -       $    (1.3)

---------------
(1) Thousands of barrels
(2) Ten-thousands of mmbtu
(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

                        Non-Trading Commodity Derivatives
                         Open Positions at June 30, 2000

                                                                      Maturity        Number of       Contract        Market
         Commodity                        Derivative                    Date          Contracts       Value(2)         Value
         ---------                        ----------                  --------        ---------       --------        ------
                                                                                                          ($ in millions)
                                                                                                      -----------------------
No Lead Gasoline (1)         Futures Sold                               2000             100           $   4.1        $   4.2
                             OTC Swap Options Purchased                 2000             500           $    -         $    -
                             OTC Swap Options Sold                      2000             500           $    -         $    -
                             OTC Swaps (Pay Floating/Receive
                             Fixed)(4)                                  2000            1,500          $  55.7        $  58.6

Heating Oil (1)              Futures Purchased                          2000             188           $   9.0        $  10.1
                             Futures Purchased                          2001             337           $   6.9        $   7.6
                             Futures Sold                               2000             25            $   0.9        $   0.9
                             OTC Swaps (Pay Floating/Receive
                             Fixed)(4)                                  2000             29            $   0.8        $   0.6

Crude Oil (1)                Futures Sold                               2000             300           $   9.2        $   9.8
                             OTC Swaps (Pay Floating/Receive
                             Fixed)(4)                                  2000            3,400          $ 104.9        $ 110.5

Natural Gas (2)              Futures Purchased                          2000             23            $   0.9        $   1.0

----------
(1)  1,000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract
(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At June 30, 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.


                      Non-Trading Interest Rate Derivatives
                    Open Positions at June 30, 2001 and 2000

                                                                     Notional
                            Expiration         Fixed Rate           Principal
Variable Rate Index            Date               Paid                Amount
-------------------            ----               ----                ------
                                                                 ($ in millions)

J.J. Kenny                February 2005           5.30%              $      12
J.J. Kenny                February 2005           5.27%                     15
J.J. Kenny                February 2005           5.49%                     15
                                                                     ---------
                                                                     $      42
                                                                     =========

         The fair value of the interest rate swap agreements in place at June 30, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                Debt Obligations
                                At June 30, 2001

                                                                                  Expected Average
                            Fixed           Average Fixed      Variable           Variable Interest
Expected Maturities       Rate Debt         Interest Rate      Rate Debt                Rate
-------------------       ---------         -------------       ---------         -----------------
                         ($ in millions)                     ($ in millions)

        2001             $       40              9.11%         $      4                  4.67%
        2002                     36              8.78%               16                  5.01%
        2003                    560              7.98%                -                      -
        2004                     31              8.02%               16                  6.41%
        2005                     11              9.30%                -                      -
     Thereafter                 380              7.99%              484                  8.37%
                         ----------              ----          --------                  ----
       Total             $    1,058              8.07%         $    520                  8.18%
                         ==========              ====          ========                  ====

     Fair Value          $    1,079                            $    520
                         ==========                            ========

                                Debt Obligations
                                At June 30, 2000

                                                                                  Expected Average
                            Fixed           Average Fixed      Variable           Variable Interest
Expected Maturities       Rate Debt         Interest Rate      Rate Debt                Rate
-------------------       ---------         -------------       ---------         -----------------
                         ($ in millions)                     ($ in millions)


        2000             $     290               7.94%         $     38                  7.04%
        2001                    40               9.11%                7                  7.46%
        2002                    36               8.78%                -                      -
        2003                   560               7.98%                -                      -
        2004                    31               8.02%               16                  8.52%
     Thereafter                391               8.02%              484                  9.29%
                         ---------               ----          --------                  ----
       Total             $   1,348               8.04%         $    545                  9.09%
                         =========               ====          ========                  ====

     Fair Value          $   1,345                             $    545
                         =========                             ========

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The required information is incorporated by reference into Part II of this Report from Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

Item 5.  Other Information

         On August 14, 2001, a fire occurred and was extinguished at the crude distillation unit of the Companies' Lemont refinery. There were no reports of serious injuries to workers at the plant. The extent of damage to the affected units has not yet been determined. We are conducting an investigation into the cause of the fire. The financial effects of this event are not presently determinable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)      Exhibits
                 --------

                 None.

        (b)      Reports on Form 8-K:
                 -------------------

                 None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PDV AMERICA, INC.




Date:   August 14, 2001            By:      /s/ Carlos Jorda
                                        ----------------------------------------
                                        Name:   Carlos Jorda
                                        Title:  President, Chief Executive
                                                Officer, Chief Financial Officer
                                                and Director


Date:   August 14, 2001            By:      /s/ Jose I. Moreno
                                        ----------------------------------------
                                        Name:   Jose I. Moreno
                                        Title:  Secretary and Director