Form 10-Q
period 2001-09-30
PDV AMERICA INC
filed 2001-11-14
CIK 906422

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to
                                          ------------    ------------

                         COMMISSION FILE NUMBER 1-12138

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

         ONE WARREN PLACE, 6100 SOUTH YALE AVENUE, TULSA, OKLAHOMA 74136
         ---------------------------------------------------------------
          (Address of principal executive office)            (Zip Code)

                                 (918) 495-4000
                                 --------------
              (Registrant's telephone number, including area code)


                 750 LEXINGTON AVENUE, NEW YORK, NEW YORK 10022
                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                          ---   ---

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        COMMON STOCK, $1.00 PAR VALUE                     1,000
        -----------------------------                     -----
                   (Class)                  (outstanding at October 31, 2001)


================================================================================

PDV AMERICA, INC.

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                    PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...........................................................1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000.........2

              Condensed Consolidated Statements of Income and Comprehensive Income -
              Three and Nine-Month Periods Ended September 30, 2001 and 2000...........................3

              Condensed Consolidated Statement of Shareholder's Equity - Nine-Month Period
              Ended September 30, 2001.................................................................4

              Condensed Consolidated Statements of Cash Flows - Nine-Month Periods Ended
              September 30, 2001 and 2000..............................................................5

              Notes to the Condensed Consolidated Financial Statements.................................6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................................15

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............................21

PART II.       OTHER INFORMATION

   Item 1.    Legal Proceedings.......................................................................26

   Item 6.    Exhibits and Reports on Form 8-K........................................................26

SIGNATURES............................................................................................27

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS


         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance, strategic planning, purchasing patterns of refined products and capital resources available to the Companies (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Companies' products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although PDV America believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Companies, no assurances can be given that such expectations will prove to have been correct.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                          2001               2000
                                                                       (UNAUDITED)
                                                                      -------------      ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $      30,447      $     20,751
  Accounts receivable, net                                                1,226,207         1,372,712
  Due from affiliates                                                        34,419            59,519
  Inventories                                                             1,176,337         1,156,065
  Prepaid expenses and other                                                 25,178            16,439
                                                                      -------------      ------------
            Total current assets                                          2,492,588         2,625,486

NOTES RECEIVABLE FROM PDVSA AND AFFILIATE                                   798,000           798,000

PROPERTY, PLANT AND EQUIPMENT - Net                                       3,240,651         3,287,277

INVESTMENTS IN AFFILIATES                                                   707,914           712,560

OTHER ASSETS                                                                215,287           211,855
                                                                      -------------      ------------

                                                                      $   7,454,440      $  7,635,178
                                                                      =============      ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                               $      64,000       $    37,500
  Accounts payable                                                          779,351         1,039,756
  Payables to affiliates                                                    323,393           452,026
  Taxes other than income                                                   180,610           210,986
  Other                                                                     240,463           245,864
  Income taxes payable                                                       72,556            74,152
  Current portion of deferred income taxes                                   28,630            43,950
  Current portion of long-term debt                                          85,071            47,078
  Current portion of capital lease obligation                                19,274            26,649
                                                                      -------------      ------------
            Total current liabilities                                     1,793,348         2,177,961

LONG-TERM DEBT                                                            1,579,035         1,518,639

CAPITAL LEASE OBLIGATION                                                     57,421            67,322

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                 216,713           206,339

OTHER NONCURRENT LIABILITIES                                                217,892           215,030

DEFERRED INCOME TAXES                                                       732,344           629,163

MINORITY INTEREST                                                            32,546            31,518

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized,
    issued and outstanding                                                        1                 1
  Additional capital                                                      1,532,435         1,532,435
  Retained earnings                                                       1,296,128         1,259,135
  Accumulated other comprehensive loss                                       (3,423)           (2,365)
                                                                      -------------      ------------
            Total shareholder's equity                                    2,825,141         2,789,206
                                                                      -------------      ------------

                                                                      $   7,454,440      $  7,635,178
                                                                      =============      ============

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      THREE MONTHS                          NINE MONTHS
                                                                    ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                              ------------------------------      ------------------------------
                                                                  2001              2000              2001              2000
                                                              ------------      ------------      ------------      ------------
REVENUES:
  Net sales                                                   $  5,090,755      $  5,824,304      $ 15,676,288      $ 16,240,849
  Sales to affiliates                                               77,357            58,415           209,346           158,699
                                                              ------------      ------------      ------------      ------------
                                                                 5,168,112         5,882,719        15,885,634        16,399,548
  Equity in earnings of affiliates                                  36,722            27,692            97,543            31,257
  Interest income from affiliates                                   16,544            18,158            49,632            60,861
  Other income (expense) - net                                     (17,358)           (5,740)          (15,267)          (11,073)
                                                              ------------      ------------      ------------      ------------
                                                                 5,204,020         5,922,829        16,017,542        16,480,593

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses                           4,986,147         5,646,224        15,051,473        15,823,892
  Selling, general and administrative expenses                      67,236            58,546           189,937           161,254
  Interest expense, excluding capital lease                         27,123            32,718            83,966           107,848
  Capital lease interest charge                                      2,157             2,643             6,970             8,376
  Minority interest                                                    957               463             1,028             1,855
                                                              ------------      ------------      ------------      ------------
                                                                 5,083,620         5,740,594        15,333,374        16,103,225
                                                              ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                        120,400           182,235           684,168           377,368

INCOME TAXES                                                        44,242            60,991           248,075           132,735
                                                              ------------      ------------      ------------      ------------

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                   76,158           121,244           436,093           244,633

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,977                                --                --            13,600                --
                                                              ------------      ------------      ------------      ------------

NET INCOME                                                          76,158           121,244           449,693           244,633
                                                              ------------      ------------      ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives, net
         of related income taxes of $(850)                              --                --            (1,450)               --

      Less: reclassification adjustment for derivative
         losses included in net income, net of related
         income taxes of $46 and $230                                   78                --               392                --
                                                              ------------      ------------      ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS)                                       78                --            (1,058)               --
                                                              ------------      ------------      ------------      ------------

COMPREHENSIVE INCOME                                          $     76,236      $    121,244      $    448,635      $    244,633
                                                              ============      ============      ============      ============

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               ACCUMULATED
                                                                                                 OTHER
                                          COMMON STOCK        ADDITIONAL       RETAINED       COMPREHENSIVE
                                        SHARES     AMOUNT       CAPITAL        EARNINGS           LOSS              TOTAL
                                        ------     ------     -----------     ----------      -------------      -----------
BALANCE, DECEMBER 31, 2000                   1     $    1     $ 1,532,435     $1,259,135      $      (2,365)     $ 2,789,206

Net Income                                  --         --              --        449,693                 --          449,693

Other comprehensive income (loss)           --         --              --             --             (1,058)          (1,058)

Dividends paid                              --         --              --       (412,700)                --         (412,700)
                                        ------     ------     -----------     ----------      -------------      -----------

BALANCE, SEPTEMBER 30, 2001                  1     $    1     $ 1,532,435     $1,296,128      $      (3,423)     $ 2,825,141
                                        ======     ======     ===========     ==========      =============      ===========


See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                    2001            2000
                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES                             $  485,741      $  588,340
                                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (144,175)        (87,949)
  Proceeds from sales of property, plant and equipment                1,656           4,208
  Proceeds from maturity of mirror notes                                 --         250,000
  Decrease in restricted cash                                            --           3,015
  Investments in LYONDELL-CITGO Refining LP                         (19,900)        (10,700)
  Loans to LYONDELL-CITGO Refining LP                                    --          (7,024)
  Investments in and advances to other affiliates                      (304)        (15,500)
                                                                 ----------      ----------
            Net cash (used in) provided by investing activities    (162,723)        136,050
                                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term bank loans            26,500         (16,000)
  Net proceeds from (repayments of) revolving bank loans            103,350        (462,000)
  Proceeds from issuance of tax-exempt bonds                         25,000              --
  Payments on taxable bonds                                         (25,000)             --
  Payments on senior notes                                               --        (250,000)
  Payments of capital lease obligations                             (17,276)         (7,954)
  Repayments of other debt                                          (13,196)         (5,334)
  Dividends paid                                                   (412,700)         (1,000)
                                                                 ----------      ----------
            Net cash used in financing activities                  (313,322)       (742,288)
                                                                 ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      9,696         (17,898)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       20,751         113,414
                                                                 ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   30,447      $   95,516
                                                                 ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized                     $   95,983      $  123,106
                                                                 ==========      ==========
        Income taxes, net of refund of $15,008 in 2000           $  186,141      $   28,971
                                                                 ==========      ==========


See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The financial information for PDV America, Inc. ("PDV America") subsequent to December 31, 2000 and with respect to the interim three-month and nine-month periods ended September 30, 2001 and 2000 is unaudited. In the opinion of PDV America's management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K, dated March 30, 2001, for additional information.

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

2.    CHANGE IN ACCOUNTING PRINCIPLE

      On January 1, 2001 the Companies adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Companies recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Companies recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Companies recorded an after-tax, cumulative-effect-type transition benefit of $13.8 million to net income related to these derivatives.

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

3.    INVENTORIES

      Inventories, primarily at LIFO, consist of the following:


                                             SEPTEMBER 30,     DECEMBER 31,
                                                 2001              2000
                                              (UNAUDITED)
                                             -------------     ------------
                                                     (000'S OMITTED)
          Refined products                   $     884,080     $    809,953
          Crude oil                                213,159          269,831
          Materials and supplies                    79,098           76,281
                                             -------------     ------------
                                             $   1,176,337     $  1,156,065
                                             =============     ============


4.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                             2001               2000
                                                                          (UNAUDITED)
                                                                         -------------      ------------
                                                                                 (000'S OMITTED)
     Revolving bank loans                                                $     103,350      $         --

     Senior Notes, $200 million face amount, due 2006 with
        interest rate of 7.875%                                                199,860           199,837

     Senior Notes, $500 million face amount, due 2003 with
        interest rate of 7.875%                                                498,987           498,614

     Private Placement Senior Notes, due 2001 to 2006 with
        interest rates from 9.03% to 9.30%                                      96,753            96,753

     Master Shelf Agreement Senior Notes, due 2002 to
        2009 with interest rates from 7.17% to 8.94%                           260,000           260,000

     Tax Exempt Bonds, due 2004 to 2031 with variable
        and fixed interest rates                                               354,370           329,370

     Taxable Bonds, due 2026 to 2028 with variable interest rates              149,000           174,000

     Cit-Con bank credit agreement                                               1,786             7,143
                                                                         -------------      ------------
                                                                             1,664,106         1,565,717
     Current portion of long-term debt                                         (85,071)          (47,078)
                                                                         -------------      ------------

                                                                         $   1,579,035      $  1,518,639
                                                                         =============      ============

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

      On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had declared force majeure under the contract described above. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under this agreement. If PDVSA reduces its delivery of crude oil, LYONDELL-CITGO may be required to use alternative sources to obtain its required supply of crude oil, which may result in reduced operating margins. As of September 30, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for PDV America to forecast future financial impacts of this force majeure condition on LYONDELL-CITGO's costs or the duration of the force majeure.

      CITGO has notes receivable from LYONDELL-CITGO which total $35 million at September 30, 2001 and December 31, 2000. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                September 30,    December 31,
                                                    2001             2000
                                                -------------    ------------
                                                (Unaudited)
                                                      (000s omitted)
     Carrying value of investment               $     515,147    $    518,333
     Notes receivable                                  35,278          35,278
     Participation interest                                41%             41%

     Summary of financial position:
        Current assets                          $     292,000    $    310,000
        Non current assets                          1,381,000       1,386,000
        Current liabilities                           436,000         867,000
        Non current liabilities                       776,000         321,000
        Member's equity                               461,000         508,000


                                                  Nine Months Ended September 30,
                                                 ---------------------------------
                                                     2001                   2000
                                                 ------------           -----------
                                                             (Unaudited)
     Equity in net income (loss)                 $     69,597           $    18,483
     Cash distribution received                        92,683                39,874

     Summary of operating results:
        Revenue                                  $  2,691,753           $ 2,936,815
        Gross profit                                  273,484               155,266
        Net income (loss)                             185,822                66,104



      On July 20, 2001, LYONDELL-CITGO completed a refinancing of its working capital revolver and its $450 million term bank loan which were scheduled to mature on September 14, 2001. The new 18-month term loan and working capital revolver will mature in January 2003.

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

      In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. There are seventeen related lawsuits pending in Corpus Christi, Texas state court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. None of these are presently scheduled for trial. Approximately 1,300 claims have been resolved for immaterial amounts.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties as a result of alleged air, soil and groundwater contamination. CITGO has purchased 275 adjacent properties included in the lawsuit and settled those related property damage claims. Over CITGO's objections, the trial court has recently ruled that an agreement, by CITGO that purported to provide for settlement of the remaining property damage claims for $5 million payable by it, is enforceable. CITGO will appeal this decision.

      A lawsuit alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court was brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illness. The lawsuit is scheduled for trial in 2002.

      Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. A trial involving two plaintiffs resulted in verdicts for CITGO. The Court granted CITGO summary judgment with respect to another group of claims; these rulings have been affirmed by the Fifth Circuit Court of Appeals. Trials of the remaining cases will be set in the future.

      CITGO is among defendants to class action and individual lawsuits in North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. These actions allege that MTBE poses public health risks and seek testing, damages and remediation of the alleged contamination. These matters are in early stages of discovery. One of the Illinois cases has been transferred to New York and consolidated with the case pending in New York. CITGO has denied all of the allegations and is pursuing its defenses.

      In 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce ("DOC"), after investigation, determines that the merchandise has been sold to the United States at dumped prices or has benefited from countervailing subsidies, and (2) the U.S. International Trade Commission determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. No duties are owed on imports made prior to the formal initiation of an investigation by the DOC. In 1999, prior to initiation of a formal investigation, the DOC dismissed the petitions. In 2000, the U.S. Court of International Trade ("CIT") reversed this decision and remanded the case to the DOC for reconsideration. In August 2001, the DOC again dismissed the petitions. This matter is now pending before the CIT for a decision to affirm or remand for further consideration.

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

      In 1992, an agreement was reached between CITGO and a former owner concerning a number of environmental issues which provides in part that the former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

      In 1992, CITGO reached an agreement with a state agency to cease usage of certain surface impoundments at the CITGO's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to a state agency revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the state agency. Closure activities have been suspended pending a ruling by the state agency on the proposal as amended.

      The Texas Natural Resources Conservation Commission ("TNRCC") conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. TNRCC has issued Notices of Violation ("NOV") related to each of the reviews and has proposed fines of approximately $970,000 based on the 1998 review and $700,000 based on the 1999 review. The first NOV was issued in January 1999 and the second NOV was issued in December 1999. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. A hearing on the merits has been scheduled for November 2001. CITGO intends to vigorously contest the alleged violations and proposed fines.

      In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency, ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter.

      In June 1999, a NOV was issued by the EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants ("NESHAPS") regulations covering benzene emissions from wastewater treatment operations at the PDVMR Lemont, Illinois refinery operated by CITGO. CITGO is in settlement discussions with the EPA. At this time, the likelihood of an unfavorable outcome and the amount or range of any potential loss cannot reasonably be estimated.

      In October 1999, the Louisiana Department of Environmental Quality ("LDEQ") issued CITGO a NOV and Potential Penalty alleging violation of NESHAPS regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. CITGO is in settlement discussions with the LDEQ and anticipates resolving this matter by the end of the year for an immaterial amount.

      In November 1999, the Attorney General's Office of Illinois filed a complaint in the 12th Judicial Circuit Court, Will County, Illinois against PDVMR and CITGO alleging damages from several releases to the air of contaminants from PDVMR's refinery. The initial complaint alleged violations and potential compliance action. The Attorney General's office later made a demand for penalties of approximately $150,000. A settlement was reached in October 2001 which calls for CITGO to pay $120,000 in civil penalties and requires several corrective actions at the refinery.

      In January 2001, CITGO received two NOVs from the EPA alleging violations of the Federal Clean Air Act ("CAA"). In July 2001, CITGO received an additional NOV from the EPA alleging violations of the CAA at the PDVMR Lemont, Illinois refinery. The NOVs are an outgrowth of inspections and formal Information Requests regarding CITGO's and PDVMR's compliance with the CAA. The NOVs cover CITGO's Lake Charles, Louisiana and Corpus Christi, Texas refineries and the PDVMR Lemont, Illinois refinery operated by CITGO. For the Lake Charles and Lemont facilities, the NOVs allege, among other things, violations of the "New Source Review" ("NSR") provisions of the CAA, which address installation and permitting of new and modified air emission sources. For the Corpus Christi facility, the NOV alleges violations of various monitoring, leak detection and repair requirements of the CAA. If the Companies were to be found to have violated the provisions cited in the NOVs, they would be subject to penalties and significant capital expenditures for installation or upgrading of pollution control equipment or technologies. The likelihood of an unfavorable outcome and the amount or range of any potential loss cannot reasonably be estimated at this time.

      Conditions which require additional expenditures may exist with respect to various sites of the Companies including, but not limited to, the Companies' operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

      DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - The Companies enter into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce their inventory purchase and product sale exposure to market risk. In the normal course of business, the Companies also enter into certain petroleum commodity forward purchase and sale contracts which qualify as derivatives. At September 30, 2001, the balance sheet caption other current liabilities includes a net unrealized loss of $13 million related to the fair values of open commodity derivatives.

      CITGO has also entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, CITGO considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

7.    RELATED PARTY TRANSACTIONS

      CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions which entitle PDVSA to reduce the quantity of crude oil and feedstocks delivered under the crude oil supply agreements under specified circumstances. On February 9, 2001, PDVSA notified CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. If PDVSA reduces its delivery of crude oil, CITGO may be required to use alternative sources to obtain its required supply of crude oil, which may result in reduced operating margins.

      As of September 30, 2001, PDVSA's deliveries of crude oil to CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for CITGO to forecast future financial impacts of this force majeure condition on CITGO's costs or the duration of the force majeure.


8.    OTHER INFORMATION

      On August 14, 2001, a fire occurred at the crude oil distillation unit of the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit is expected to be operational in March or April 2002. Operations have resumed by using purchased feedstocks for processing units downstream from the crude unit. PDVMR has insurance coverage for this type of an event and has submitted a notice of loss to its insurance carriers related to the fire, including a claim under its business interruption coverage.

      As a result of this fire, during the quarter ended September 30, 2001, PDVMR recorded property losses and related expenses totaling $39.9 million in Other income (expense)-net. The Companies record estimated property damage insurance recoveries, up to the amount of recorded losses and related expenses, when the collection of such amounts is probable. Property damage insurance recoveries in excess of the amount of recorded losses and related expenses, and business interruption insurance recoveries are not recognized until such amounts are realized. For the quarter ended September 30, 2001, Other income (expense)-net includes $31.2 million related to insurance recoveries; such amount is included in Accounts receivable at September 30, 2001.

      On September 21, 2001, a fire occurred at the hydrocracker unit of the Lake Charles refinery. The hydrocracker unit was damaged and operations at other processing units were temporarily affected. Operation of the other refinery units returned to normal on October 16, 2001. Operations at the hydrocracker are anticipated to resume by mid-November 2001. CITGO has insurance coverage for this type of an event and has submitted a notice of loss to its insurance carriers related to the fire, including a claim under its business interruption coverage.

      As a result of this fire, during the quarter ended September 30, 2001, CITGO recorded property losses and related expenses totaling $8 million in Other income (expense), net. Since recorded losses and related expenses do not exceed policy deductibles, no insurance recoveries related to this incident were recorded during the quarter ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion of the financial condition and results of operations of PDV America should be read in conjunction with the unaudited condensed consolidated financial statements of PDV America included elsewhere herein. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K, dated March 30, 2001, for additional information and a description of factors which may cause substantial fluctuations in the earnings and cash flows of PDV America.

         In the quarter ended September 30, 2001, PDV America generated net income of $76.2 million on revenue of $5.2 billion compared to net income of $121.2 million on revenue of $5.9 billion for the same period last year. In the nine months ended September 30, 2001, PDV America generated net income of $449.7 million on revenue of $16.0 billion compared to net income of $244.6 million on revenue of $16.5 billion for the same period last year. (See "Gross margin").

         CITGO's revenue accounted for over 99% of PDV America's consolidated revenues for the three and nine month periods ended September 30, 2001 and 2000. PDVMR's sales of $1.3 billion for the nine-month period ended September 30, 2001 were primarily to CITGO and, accordingly, these were eliminated in consolidation.

         LYONDELL-CITGO owns and operates a refinery in Houston, Texas that processes heavy crude oil supplied by PDVSA under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract.

         On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had declared force majeure under the contract described above. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under this agreement. If PDVSA reduces its delivery of crude oil, LYONDELL-CITGO may be required to use alternative sources to obtain its required supply of crude oil, which may result in reduced operating margins. As of September 30, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for PDV America to forecast future financial impacts of this force majeure condition on LYONDELL-CITGO's costs or the duration of the force majeure.

         CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions which entitle PDVSA to reduce the quantity of crude oil and feedstocks delivered under the crude oil supply agreements under specified circumstances. On February 9, 2001, PDVSA notified CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. If PDVSA reduces its delivery of crude oil, CITGO may be required to use alternative sources to obtain their required supply of crude oil, which may result in reduced operating margins.

         As of September 30, 2001, PDVSA's deliveries of crude oil to CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for CITGO to forecast future financial impacts of this force majeure condition on CITGO's costs or the duration of the force majeure.

RESULTS OF OPERATIONS

         The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 2001 and 2000:


      PDV AMERICA SALES REVENUES AND VOLUMES


                                              THREE                    NINE                    THREE                  NINE
                                           MONTHS ENDED            MONTHS ENDED            MONTHS ENDED            MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,
                                        -------------------     -------------------     -------------------     -------------------
                                          2001       2000         2001       2000         2001       2000         2001       2000
                                        --------   --------     --------   --------     --------   --------     --------   --------
                                          ($ in millions)          ($ in millions)          (MM gallons)            (MM gallons)
Gasoline                                $  3,069   $  3,364     $  9,282   $  9,460        3,717      3,559       10,239     10,350
Jet fuel                                     426        523        1,364      1,457          556        576        1,693      1,758
Diesel/#2 fuel                               999      1,168        3,192      3,292        1,353      1,310        4,074      4,028
Asphalt                                      192        201          378        414          365        293          710        614
Petrochemicals and industrial products       308        472        1,173      1,324          501        547        1,641      1,654
Lubricants and waxes                         156        139          451        411           74         66          216        208
                                        --------   --------     --------   --------     --------   --------     --------   --------
        Total refined product sales        5,150      5,867       15,840     16,358        6,566      6,351       18,573     18,612
Other sales and adjustments                   18         16           46         42
                                        --------   --------     --------   --------     --------   --------     --------   --------
        Total sales                     $  5,168   $  5,883     $ 15,886   $ 16,400        6,566      6,351       18,573     18,612
                                        ========   ========     ========   ========     ========   ========     ========   ========

         The following table summarizes PDV America's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 2001 and 2000:

              PDV AMERICA COST OF SALES AND OPERATING EXPENSES


                                                                   THREE                      NINE
                                                                MONTHS ENDED              MONTHS ENDED
                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                            ---------------------     ---------------------
                                                              2001         2000         2001         2000
                                                            --------     --------     --------     --------
                                                               ($ in millions)           ($ in millions)
Crude oil                                                   $  1,257     $  1,857     $  4,038     $  5,024
Refined products                                               2,767        2,991        8,292        8,431
Intermediate feedstocks                                          400          391        1,157        1,140
Refining and manufacturing costs                                 269          263          851          781
Other operating costs, expenses and inventory changes            293          144          713          448
                                                            --------     --------     --------     --------
       Total cost of sales and operating expenses           $  4,986     $  5,646     $ 15,051     $ 15,824
                                                            ========     ========     ========     ========


         Sales revenues and volumes. Sales decreased $715 million, or approximately 12%, in the three-month period ended September 30, 2001 as compared to the same period in 2000. This was due to a decrease in average sales price of 15% partially offset by an increase in sales volume of 3%. Sales decreased $514 million, or approximately 3%, in the nine-month period ended September 30, 2001 as compared to the same period in 2000. This was due to a decrease in average sales price of 3% and a decrease in sales volume of less than 1%. (See PDV America Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by $9 million for the three-month period ended September 30, 2001 and increased $66 million for the nine-month period ended September 30, 2001 as compared to the same periods in 2000. The increase was primarily due to the increase in the earnings of LYONDELL-CITGO. CITGO's share of these earnings increased $6 million, from $24 million in the third quarter of 2000 to $30 million in the third quarter of 2001 and $52 million, from $18 million in the first nine months of 2000 to $70 million in the first nine months of 2001. LYONDELL-CITGO's increased earnings in 2001 are primarily due to higher refining margins on a year-to-date basis, offset by the impact of higher natural gas prices and lower crude processing rates during the first quarter due to an unplanned production unit outage at the refinery. The earnings of the first nine months of 2000 were impacted by a major planned turnaround which occurred during the second quarter of 2000.

         Other income (expense). Other income (expense) was $(17) million for the quarter ended September 30, 2001 as compared to $(6) million for the same period in 2000. Other income (expense) was $(15) million for the nine months ended September 30, 2001 as compared to $(11) million for the same period in 2000. The 2001 amounts include property losses and related expenses totaling $17 million, which is net of insurance recoveries of $31.2 million, that resulted from the crude oil distillation unit fire at the Lemont refinery in August 2001 and the hydrocracker unit fire at the Lake Charles refinery in September 2001. (See Note 8 to the condensed consolidated financial statements included elsewhere herein.)

         Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $660 million or 12%, in the quarter ended September 30, 2001 as compared to the same period in 2000. Cost of sales and operating expenses decreased by $773 million or 5%, in the nine months ended September 30,

2001 as compared to the same period in 2000. (See PDV America Cost of Sales and Operating Expenses table above.)

         The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 55% and 53% of total cost of sales and operating expenses for the third quarter of 2001 and 2000, respectively, and 55% and 53% for the first nine months of 2001 and 2000, respectively. The Companies estimate that margins on purchased products, on average, are lower than margins on produced products due to the fact that the Companies can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from the Companies produced products and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is not practical to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, the Companies do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of the Companies which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         Gross margin. The gross margin for the three-month period ended September 30, 2001 was approximately 2.8 cents per gallon, compared to approximately 3.7 cents per gallon for the same period in 2000. The gross margin for the nine-month period ended September 30, 2001 was approximately 4.5 cents per gallon, compared to approximately 3.1 cents per gallon for the same period in 2000. In the three-month period ended September 30, 2001, both the revenue per gallon component and the cost per gallon component decreased approximately 15%. As a result, the gross margin decreased approximately nine-tenths of one cent on a per gallon basis in the quarter ended September 30, 2001 compared to the same period in 2000. In the nine-month period ended September 30, 2001, the revenue per gallon component decreased approximately 3% while the cost per gallon component decreased approximately 5%. As a result, the gross margin increased approximately one and four-tenths cents on a per gallon basis in the nine months ended September 30, 2001 compared to the same period in 2000. These results reflect reduced industry wide refining and marketing margins during the third quarter, while on a year to date basis industry margins are improved over last year. The reduced margins coupled with lower refinery throughput during the third quarter 2001, due to a fire at the Lemont refinery and a fire at the Lake Charles refinery, contributed to the Companies' lower gross margins reported during the third quarter.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $59 million in the third quarter of 2000 to $67 million in the third quarter of 2001, or 14%. Selling, general and administrative expenses increased from $161 million in the first nine months of 2000 to $190 million in the same period in 2001, or 18%. The difference is principally due to an increase in incentive compensation and the start-up expenses related to an international operation in 2001.

         Interest Expense. Interest expense decreased by $6 million in the three-month period and $25 million in the nine-month period ended September 30, 2001 as compared to the same periods in 2000. This was primarily due to the decrease in key interest rates during the third quarter; the lower average amount outstanding under the revolving and short-term borrowing facilities during the majority of the first nine months of 2001 which was made possible by cash flows from operating activities; and a $250 million senior note principal payment in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine-month period ended September 30, 2001, the Companies' consolidated net cash provided by operating activities totaled approximately $486 million. Operating cash flows were derived from net income of $450 million, depreciation and amortization of $219 million and changes in working capital and other adjustments of $(183) million. The more significant changes in working capital included the decrease in accounts receivable, including receivables from affiliates, of approximately $172 million and the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $441 million.

         Net cash used in investing activities totaled $163 million for the nine-month period ended September 30, 2001 consisting primarily of capital expenditures of $144 million (compared to $88 million for the same period in 2000).

         Net cash used in financing activities totaled $313 million for the nine-month period ended September 30, 2001 consisting primarily of $413 million of dividends paid to parent and the payment of capital lease obligations of $17 million, offset by $103 million net proceeds from revolving bank loans and $27 million net proceeds on short-term borrowings.

         On May 28, 2001, CITGO established an additional $25 million 364-day revolving bank loan facility.

         On May 11, 2001, CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

         As of September 30, 2001, capital resources available to the Companies included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $472 million and $66 million of uncommitted short-term borrowing facilities with various banks, and $75 million available borrowing capacity under PDVMR's revolving credit facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. PDV America's management believes that the Companies have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. The Companies periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Companies' ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time.

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement was extended in April 2001 for one year and is renewable for successive annual terms by mutual agreement. In October 2001, CITGO's current agreement to sell credit card receivables expired and CITGO chose not to renew it.

         The Companies are in compliance with their obligations under their debt financing arrangements at September 30, 2001.

NEW ACCOUNTING STANDARDS

      On January 1, 2001 the Companies adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Companies recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Companies recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Companies recorded an after-tax, cumulative-effect-type transition benefit of $13.8 million to net income related to these derivatives.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 are applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangibles with an indefinite life no longer be amortized but instead be periodically reviewed for impairment. The adoption of SFAS No. 142 will not materially impact the Companies' financial position or results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Companies have not determined the impact on their financial statements that may result from the adoption of SFAS No. 143.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively; therefore, the adoption of SFAS No. 144 will not impact the Companies' financial position or results of operations.

PROPOSED ACCOUNTING CHANGE

      The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2002, and that the effect of expensing existing deferred major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At September 30, 2001, PDV America had included turnaround costs of $95 million in other assets. PDV America's management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. The Companies have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Companies operate and finance their assets. The Companies do not attempt to manage the price risk related to all of their inventories of crude oil and refined products. As a result, at September 30, 2001, the Companies were exposed to the risk of broad market price declines with respect to a substantial portion of their crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. The Companies balance their crude oil and petroleum product supply/demand and manage a portion of their price risk by entering into petroleum commodity derivatives.


                  NON TRADING COMMODITY DERIVATIVES
                OPEN POSITIONS AT SEPTEMBER 30, 2001

                                                                      MATURITY  CONTRACTED   CONTRACT     MARKET
      COMMODITY                    DERIVATIVE                           DATE      VOLUME       VALUE      VALUE
      ---------                    ----------                           ----    ----------   --------    --------
                                                                                                ($ in millions)
                                                                                             --------------------
No Lead Gasoline (1)    Futures Purchased                               2001         740     $   22.8    $   20.0
                        Futures Sold                                    2001         880     $   24.5    $   23.8
                        Forward Purchase Contracts                      2001       5,126     $  149.4    $  135.5
                        Forward Sale Contracts                          2001       3,856     $  111.6    $  100.9

Distillates (1)         Futures Purchased                               2001       1,483     $   45.6    $   42.1
                        Futures Purchased                               2002       1,184     $   35.7    $   33.0
                        Futures Purchased                               2003          12     $    0.3    $    0.3
                        Futures Sold                                    2001         959     $   30.5    $   27.0
                        Futures Sold                                    2002         600     $   18.7    $   16.8
                        OTC Options Purchased                           2001          10     $     --    $     --
                        OTC Options Sold                                2001          10     $     --    $     --
                        OTC Options Purchased                           2002          30     $     --    $     --
                        OTC Options Sold                                2002          30     $     --    $   (0.1)
                        OTC Swaps (Pay Fixed/Receive Floating)(3)       2001           1     $     --    $     --
                        Forward Purchase Contracts                      2001       1,298     $   38.5    $   38.0
                        Forward Sale Contracts                          2001       1,321     $   36.7    $   36.3
                        Forward Sale Contracts                          2002          25     $    0.8    $    0.7

Crude Oil (1)           Futures Purchased                               2001       1,512     $   41.9    $   35.5
                        Futures Purchased                               2002         600     $   15.8    $   14.3
                        Futures Sold                                    2001         579     $   15.7    $   13.5
                        Listed Options Purchased                        2001         694     $     --    $    0.6
                        Listed Options Sold                             2001       1,194     $     --    $    0.4
                        Forward Purchase Contracts                      2001       4,215     $  114.1    $   98.6
                        Forward Sale Contracts                          2001       3,711     $  100.5    $   86.7

Natural Gas (2)         Futures Sold                                    2001          30     $    0.8    $    0.8
                        Futures Sold                                    2002          20     $    0.6    $    0.6
                        OTC Options Purchased                           2001          60     $     --    $   (0.1)
                        OTC Options Sold                                2001          30     $     --    $   (0.5)
                        OTC Options Sold                                2001          11     $     --    $   (0.1)

----------
(1) Thousands of barrels
(2) Ten-thousands of mmbtu
(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

                  NON TRADING COMMODITY DERIVATIVES
                OPEN POSITIONS AT SEPTEMBER 30, 2000

                                                                      MATURITY   NUMBER OF   CONTRACT     MARKET
      COMMODITY                    DERIVATIVE                           DATE     CONTRACTS   VALUE(2)     VALUE
      ---------                    ----------                           ----     ---------   --------    --------
                                                                                                ($ in millions)
                                                                                             --------------------
No Lead Gasoline (1)     OTC Crack Swaps (Pay Floating/
                            Receive Fixed)(4)                           2000        1200     $    3.7    $    2.5
                         OTC Crack Swaps (Pay Fixed/
                            Receive Floating)(4)                        2000        1200     $    2.7    $    2.5

Heating Oil (1)          Futures Purchased                              2000         299     $   10.6    $   11.6
                         Futures Purchased                              2001         702     $   23.8    $   25.8
                         Futures Purchased                              2002           8     $    0.3    $    0.3
                         OTC Crack Swap Options Purchased               2000         100     $     --    $     --
                         OTC Crack Swap Options Sold                    2000         100     $     --    $   (0.2)
                         OTC Swaps (Pay Floating/Receive Fixed)(4)      2000         100     $    4.3    $    3.9
                         OTC Swaps (Pay Fixed/Receive Floating)(4)      2000           9     $    0.2    $    0.3
                         OTC Swaps (Pay Fixed/Receive Floating)(4)      2001           9     $    0.2    $    0.3
                         OTC Crack Swaps (Pay Floating/
                            Receive Fixed)(4)                           2000        3000     $   21.6    $   19.6

Natural Gas (3)          Futures Purchased                              2000          10     $    0.5    $    0.5


----------
(1) 1000 barrels per contract
(2) Weighted average price
(3) 10,000 mmbtu per contract
(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At September 30, 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT SEPTEMBER 30, 2001 AND 2000

                                                                             NOTIONAL
                                        EXPIRATION         FIXED RATE       PRINCIPAL
               VARIABLE RATE INDEX         DATE               PAID            AMOUNT
               -------------------      ----------         ----------       ---------
                                                                         ($ in millions)
               J.J. Kenny              February 2005           5.30%             12
               J.J. Kenny              February 2005           5.27%             15
               J.J. Kenny              February 2005           5.49%             15
                                                                               ----
                                                                               $ 42
                                                                               ====


         The fair value of the interest rate swap agreements in place at September 30, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                DEBT OBLIGATIONS
                              At September 30, 2001

                                                                                       EXPECTED
                                  FIXED         AVERAGE FIXED         VARIABLE      AVERAGE VARIABLE
     Expected Maturities        Rate Debt       Interest Rate         Rate Debt      Interest Rate
     -------------------        ---------       -------------         ---------      -------------
                             ($ in millions)                       ($ in millions)
          2001                   $   40              9.11%              $ 66             3.44%
          2002                       36              8.78%                18             3.81%
          2003                      560              7.98%                85             4.45%
          2004                       31              8.02%                16             5.14%
          2005                       11              9.30%                --               --
       Thereafter                   380              7.99%               484             8.14%
                                 ------             -----               ----            -----
         Total                   $1,058              8.07%              $669             7.02%
                                 ======             =====               ====            =====

       Fair Value                $1,095                                 $669
                                 ======                                 ====


                                DEBT OBLIGATIONS
                              At September 30, 2000

                                                                                       EXPECTED
                                  FIXED         AVERAGE FIXED         VARIABLE      AVERAGE VARIABLE
     Expected Maturities        Rate Debt       Interest Rate         Rate Debt      Interest Rate
     -------------------        ---------       -------------         ---------      -------------
                             ($ in millions)                       ($ in millions)
          2000                   $   40             9.11%               $  2              7.60%
          2001                       40             9.11%                  7              7.49%
          2002                       36             8.78%                 --                --
          2003                      560             7.98%                 --                --
          2004                       31             8.02%                 16              8.26%
       Thereafter                   391             8.02%                484              9.47%
                                 ------            -----                ----             -----
         Total                   $1,098             8.10%               $509              9.40%
                                 ======            =====                ====             =====

       Fair Value                $1,073                                 $509
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



                                PDV AMERICA, INC.







      Date:  November 14, 2001                 /s/ Carlos Jorda
                                         ----------------------------------
                                                    Carlos Jorda
                                          President and Chief Executive Officer




      Date:  November 14, 2001                  /s/ Paul Largess
                                         ----------------------------------
                                                    Paul Largess
                                          Chief Accounting Officer and Treasurer