Form 10-K
period 2001-12-31
PDV AMERICA INC
filed 2002-03-29
CIK 906422

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         ONE WARREN PLACE, 6100 SOUTH YALE AVENUE, TULSA, OKLAHOMA 74136
               (Address of principal executive office) (Zip Code)

                                 (918) 495-4000
              (Registrant's telephone number, including area code)

                 750 LEXINGTON AVENUE, NEW YORK, NEW YORK 10022
              (Former name, former address and former fiscal year,
                         if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of each Exchange on which registered
         -------------------           -----------------------------------------
   7 7/8% SENIOR NOTES, DUE 2003               NEW YORK STOCK EXCHANGE, INC.

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore omitting (i) certain information otherwise required by Item 10 of Form 10-K relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c) and (ii) certain information otherwise required by Item 11 of Form 10-K relating to executive compensation as permitted by General Instruction (I)(2)(c).

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K:
                                 NOT APPLICABLE

               Aggregate market value of the voting stock held by
                       non-affiliates of the registrant:
                                 NOT APPLICABLE

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK, $1.00 PAR VALUE                            1,000
    -----------------------------                            -----
               (Class)                       (outstanding at February 28, 2002)

                    DOCUMENTS INCORPORATED BY REFERENCE: None

PDV AMERICA, INC.

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

                                                                                                      PAGE

FACTORS AFFECTING FORWARD LOOKING STATEMENTS.......................................................      1

PART I.

Items 1. and 2.  Business and Properties...........................................................      2
Item 3.    Legal Proceedings.......................................................................     18
Item 4.    Submission of Matters to a Vote of Security Holders.....................................     19

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...................     20
Item 6.    Selected Financial Data.................................................................     20
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................     21
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..............................     30
Item 8.    Financial Statements and Supplementary Data.............................................     34
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..............................................................................     34

PART III.

Item 10.   Directors and Executive Officers of the Registrant......................................     34
Item 11.   Executive Compensation..................................................................     34
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................     34
Item 13.   Certain Relationships and Related Transactions..........................................     35

PART IV.

Item 14.   Exhibits, Financial Statements and Reports on Form 8-K..................................     38

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

      This Report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the captions "Items 1 and 2 - Business and Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" pertaining to capital expenditures and investments related to environmental compliance, strategic planning, purchasing patterns of refined products and capital resources available to PDV America and its subsidiaries (as defined below) are forward looking statements. In addition, when used in this document, the words "anticipate", "estimate", "prospect" and similar expressions are used to identify forward-looking statements. Those statements are subject to risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in environmental and other regulatory burdens, outcomes of currently contested matters, changes in prices or demand for the products of PDV America and its subsidiaries as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Those statements are also subject to the risks of increased costs in related technologies and those technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Report. PDV America and its subsidiaries undertake no obligation to publicly release any revision to these forward looking statements to reflect events or circumstances after the date of the Report.

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

OVERVIEW

      PDV America, Inc. ("PDV America" and together with its subsidiaries, the "Companies") was incorporated in 1986 in the State of Delaware and, effective April 2, 1997, is a wholly-owned subsidiary of PDV Holding, Inc. ("PDV Holding"). PDV America's ultimate parent is Petroleos de Venezuela, S.A. ("PDVSA", which may also be used herein to refer to one or more of its subsidiaries), the national oil company of the Bolivarian Republic of Venezuela. PDV America, through its wholly-owned operating subsidiaries, CITGO Petroleum Corporation ("CITGO") and PDV Midwest Refining, L.L.C. ("PDVMR"), is engaged in the refining, marketing and transportation of petroleum products including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains.

      PDV America's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. CITGO has commenced operations to sell lubricants, gasoline, and distillates in various Latin American markets. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

      PDVMR's direct parent is VPHI Midwest, Inc. ("VPHI"). On January 1, 2002, PDV America contributed all of the common stock of VPHI to CITGO. This transaction had no effect on the operations of the Companies or the consolidated financial statements of PDV America.

COMPETITIVE NATURE OF THE PETROLEUM REFINING BUSINESS

      The petroleum refining industry is cyclical and highly volatile, reflecting capital intensity with high fixed and low variable costs. Petroleum industry operations and profitability are influenced by a large number of factors, over some of which individual petroleum refining and marketing companies have little control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on how companies conduct their operations and formulate their products. Demand for crude oil and its products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play significant parts. Generally, U.S. refiners compete for sales on the basis of price, brand image and, in some areas, product quality.

      PDV America's aggregate net interest in rated crude oil refining capacity is 865 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which PDV America holds an interest and PDV America's share of such capacity as of December 31, 2001.

                          PDV AMERICA REFINING CAPACITY

                                                                                   TOTAL           NET
                                                                                   RATED      PDV AMERICA
                                                                                   CRUDE        OWNERSHIP
                                                                  PDV AMERICA     REFINING     IN REFINING
                                                   OWNER           INTEREST       CAPACITY      CAPACITY
                                                   -----           --------       --------      --------
                                                                      (%)          (MBPD)         (MBPD)
LOCATION
    Lake Charles, LA                               CITGO              100           320           320
    Corpus Christi, TX                             CITGO              100           157           157
    Paulsboro, NJ                                  CITGO              100            84            84
    Savannah, GA                                   CITGO              100            28            28
    Houston, TX                                LYONDELL-CITGO          41           265           109
    Lemont, IL                                     PDVMR              100           167           167
                                                                                  -----           ---
      Total Rated Refining Capacity as of
        December 31, 2001                                                         1,021           865
                                                                                  =====           ===

      The following table shows PDV America's aggregate interest in refining capacity, refinery input, and product yield for the three years in the period ended December 31, 2001.

                           PDV AMERICA REFINERY PRODUCTION (1) (2)

                                                                          YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                                  2001                2000               1999
                                                             -------------       -------------       ------------
                                                                   (MBPD, EXCEPT AS OTHERWISE INDICATED)
      RATED REFINING CAPACITY AT YEAR END                    865                 858                 858
      Refinery Input
           Crude oil                                         737        83%      791        83%      753       84%
           Other feedstocks                                  150        17%      157        17%      146       16%
                                                             ---       ---       ---       ---       ---      ---
               Total                                         887       100%      948       100%      899      100%
                                                             ===       ===       ===       ===       ===      ===

      Product Yield
           Light fuels
               Gasoline                                      375        42%      419        44%      401       44%
               Jet fuel                                       76         8%       79         8%       72        8%
               Diesel/#2 fuel                                172        19%      182        19%      173       19%
           Asphalt                                            44         5%       47         5%       42        5%
           Petrochemicals and industrial products            228        25%      230        24%      219       24%
                                                             ---       ---       ---       ---       ---      ---
               Total                                         895       100%      957       100%      907      100%
                                                             ===       ===       ===       ===       ===      ===

      UTILIZATION OF RATED REFINING CAPACITY                            85%                 92%                88%

      ----------
      (1) Includes all of CITGO refinery production, except as otherwise noted.
      (2)   Includes 41.25% of the Houston refinery production.

CITGO

REFINING

      CITGO's aggregate net interest in rated crude oil refining capacity is 698 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 2001.

                             CITGO REFINING CAPACITY

                                                                                        Total           Net
                                                                                        Rated          CITGO
                                                                                        Crude        Ownership
                                                                           CITGO       Refining     In Refining
                                                           Owner          Interest     Capacity       Capacity
                                                           -----          --------     --------       --------
                                                                             (%)        (MBPD)         (MBPD)
  LOCATION
      Lake Charles, LA                                     CITGO             100          320            320
      Corpus Christi, TX                                   CITGO             100          157            157
      Paulsboro, NJ                                        CITGO             100           84             84
      Savannah, GA                                         CITGO             100           28             28
      Houston, TX                                     LYONDELL-CITGO          41          265            109
                                                                                          ---            ---
         Total Rated Refining Capacity as of
           December 31, 2001                                                              854            698
                                                                                          ===            ===

      The following table shows CITGO's aggregate interest in refining capacity, refinery input, and product yield for the three years in the period ended December 31, 2001.

                        CITGO REFINERY PRODUCTION (1) (2)

                                                                     YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                              2001                2000                1999
                                                           -----------         -----------         -----------
                                                                  (MBPD, EXCEPT AS OTHERWISE INDICATED)
      RATED REFINING CAPACITY AT YEAR END                  698                 691                 691
      Refinery Input
           Crude oil                                       639      84%        638      82%        607      82%
           Other feedstocks                                122      16%        139      18%        129      18%
                                                           ---     ---         ---     ---         ---     ---
               Total                                       761     100%        777     100%        736     100%
                                                           ===     ===         ===     ===         ===     ===

      Product Yield
           Light fuels
               Gasoline                                    307      40%        330      42%        317      43%
               Jet fuel                                     76      10%         78      10%         70       9%
               Diesel/#2 fuel                              148      19%        142      18%        136      18%
           Asphalt                                          44       6%         47       6%         42       6%
           Petrochemicals and industrial products          198      25%        189      24%        179      24%
                                                           ---     ---         ---     ---         ---     ---
               Total                                       773     100%        786     100%        744     100%
                                                           ===     ===         ===     ===         ===     ===

      UTILIZATION OF RATED REFINING CAPACITY                        92%                 92%                 88%

----------
(1)   Includes all of CITGO refinery production, except as otherwise noted.
(2)   Includes 41.25% of the Houston refinery production.

      CITGO produces its light fuels and petrochemicals primarily through its Lake Charles and Corpus Christi refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries. CITGO purchases refined products from its joint venture refinery in Houston.

      Lake Charles, Louisiana Refinery. This refinery has a rated refining capacity of 320 MBPD and is capable of processing large volumes of heavy crude oil into a flexible slate of refined products, including significant quantities of high-octane unleaded gasoline and reformulated gasoline. The Lake Charles refinery has a Solomon Process Complexity Rating of 17.7 (as compared to an average of 13.9 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). The Solomon Process Complexity Rating is an industry measure of a refinery's ability to produce higher value products. A higher Solomon Process Complexity Rating indicates a greater capability to produce such products.

      The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 2001.

                                 LAKE CHARLES REFINERY PRODUCTION

                                                                      YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                               2001               2000                1999
                                                          ------------        ------------        ------------
                                                               (MBPD, EXCEPT AS OTHERWISE INDICATED)
      RATED REFINING CAPACITY AT YEAR END                 320                 320                 320
      Refinery Input
           Crude oil                                      317       90%       319       87%       298       89%
           Other feedstocks                                37       10%        48       13%        36       11%
                                                          ---      ---        ---      ---        ---      ---
                Total                                     354      100%       367      100%       334      100%
                                                          ===      ===        ===      ===        ===      ===
      Product Yield
           Light fuels
                Gasoline                                  175       48%       187       50%       171       50%
                Jet fuel                                   67       19%        70       19%        63       18%
                Diesel/#2 fuel                             62       17%        58       15%        53       16%
           Petrochemicals and industrial products          57       16%        59       16%        54       16%
                                                          ---      ---        ---      ---        ---      ---
                Total                                     361      100%       374      100%       341      100%
                                                          ===      ===        ===      ===        ===      ===

      UTILIZATION OF RATED REFINING CAPACITY                        99%                100%                 93%

      Approximately 40%, 42% and 33% of the total crude runs at the Lake Charles refinery, in the years 2001, 2000 and 1999, respectively, consisted of crude oil with an average API gravity of 24 degrees or less. (See "Items 1. and 2. Business and Properties-- CITGO --Crude Oil and Refined Product Purchases").

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

      On January 1, 2002, CITGO acquired Conoco's 35 percent interest in Cit-Con. CITGO plans to continue to operate this facility solely for its own account.

      Corpus Christi, Texas Refinery. The Corpus Christi refinery processes heavy crude oil into a flexible slate of refined products, and has a Solomon Process Complexity Rating of 16.3 (as compared to an average 13.9 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). This refinery complex consists of the East and West Plants, located within five miles of each other.

      The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 2001.

                       CORPUS CHRISTI REFINERY PRODUCTION

                                                                        YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------
                                                              2001                 2000                 1999
                                                         -------------        -------------        -------------
                                                                  (MBPD, EXCEPT AS OTHERWISE INDICATED)
      RATED REFINING CAPACITY AT YEAR END                157                  150                   150
      Refinery Input
           Crude oil                                     154        71%       149        70%        148       70%
           Other feedstocks                               63        29%        65        30%         62       30%
                                                         ---       ---        ---       ---         ---      ---
                Total                                    217       100%       214       100%        210      100%
                                                         ===       ===        ===       ===         ===      ===
      Product Yield
           Light fuels
                Gasoline                                  90        42%        95        46%         96       46%
                Diesel/#2 fuel                            57        26%        58        27%         55       27%
           Petrochemicals and industrial products         69        32%        58        27%         56       27%
                                                         ---       ---        ---       ---         ---      ---
                Total                                    216       100%       211       100%        207      100%
                                                         ===       ===        ===       ===         ===      ===

      UTILIZATION OF RATED REFINING CAPACITY                        98%                  99%                  99%

      Corpus Christi crude runs during 2001, 2000 and 1999 consisted of 81%, 79% and 81%, respectively, heavy sour Venezuelan crude. The average API gravity of the composite crude slate run at the Corpus Christi refinery is approximately 24 degrees. (See "Items 1. and 2. Business and Properties-- CITGO --Crude Oil and Refined Product Purchases"). Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi.

      CITGO operates the West Plant under a sublease agreement (the "Sublease") from Union Pacific Corporation ("Union Pacific"). The basic term of the Sublease ends on January 1, 2004, but CITGO may renew the Sublease for successive renewal terms through January 31, 2011. CITGO has the right to purchase the West Plant from Union Pacific at the end of the basic term, the end of any renewal term, or on January 31, 2011 at a nominal price. (See Consolidated Financial Statements of PDV America - Note 14 in Item 14a).

      The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, and aromatics (including benzene, toluene and xylene).

      LYONDELL-CITGO Refining LP. Subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell") are partners in LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), which owns and operates a 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. At December 31, 2001, CITGO's investment in LYONDELL-CITGO was $508 million. In addition, at December 31, 2001, CITGO held notes receivable from LYONDELL-CITGO of $35 million. (See Consolidated Financial Statements of PDV America -- Note 3 in Item
14a). A substantial amount of the crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply agreement that expires in the year 2017.

      In April 1998, PDVSA; pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. On October 1, 2000, the force majeure condition was terminated and PDVSA deliveries of crude oil returned to contract levels. On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had again declared force majeure under the contract described above. As of December 31, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure. On January 22, 2002, PDVSA notified LYONDELL-CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expects to deliver approximately 20 percent less than the contract volume and that force majeure will be in effect until at least June 2002. If PDVSA reduces its delivery of crude oil under these crude oil supply agreements, LYONDELL-CITGO will be required to use alternative sources of crude oil which may result in reduced operating margins. The effect of this declaration on LYONDELL-CITGO's crude oil supply and the duration of this situation are not known at this time. (See Consolidated Financial Statements of PDV America -- Notes 3 and 4 in Item 14a).

CRUDE OIL AND REFINED PRODUCT PURCHASES

      CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including a number of affiliated companies. (See "Item 13. Certain Relationships and Related Transactions").

      Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years in the period ended December 31, 2001:

                            CITGO CRUDE OIL PURCHASES

                         LAKE CHARLES, LA        CORPUS CHRISTI, TX          PAULSBORO, NJ           SAVANNAH, GA
                    ----------------------     ----------------------    --------------------    --------------------
                    2001     2000     1999     2001     2000     1999    2001    2000    1999    2001   2000    1999
                    ----     ----     ----     ----     ----     ----    ----    ----    ----    ----   ----    ----
                            (MBPD)                     (MBPD)                   (MBPD)                  (MBPD)
  Suppliers
  PDVSA              136      104      104      138      143      118      42      47      42      22      22      19
  Other sources      185      214      196       10        8       29      --      --      --      --      --      --
                    ----     ----     ----     ----     ----     ----    ----    ----    ----    ----    ----    ----
       Total         321      318      300      148      151      147      42      47      42      22      22      19
                    ====     ====     ====     ====     ====     ====    ====    ====    ====    ====    ====    ====

      CITGO's largest single supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 2001.


                              CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                                        Volumes of
                                                                   Crude Oil Purchased
                                             Contract Crude         For the Year Ended
                                               Oil Volume               December 31,           Contract
                                        -----------------------    ----------------------     Expiration
                                        Base    Incremental (1)    2001     2000     1999        Date
                                        ----    ---------------    ----     ----     ----     -----------
                                                 (MBPD)                    (MBPD)               (year)
            Location
            Lake Charles, LA (2)        120           50            117      110      101        2006
            Corpus Christi, TX (2)      130           --            126      118      108        2012
            Paulsboro, NJ (2)            30           --             26       28       22        2010
            Savannah, GA (2)             12           --             12       12       11        2013

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

      These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO for a fixed period, usually 20 to 25 years. The supply agreements differ somewhat for each entity and each CITGO refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced for each particular grade of crude oil or feedstock, less (i) certain deemed refining costs; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by CITGO under the various supply agreements will vary depending on, among other things, the efficiency with which CITGO conducts its operations during such period.

      These crude supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. For the year 2000, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. As a result, the Company was required to obtain alternative sources of crude oil, which resulted in lower operating margins. On October 1, 2000, the force majeure condition was terminated and deliveries of crude oil returned to contract levels.

      On February 9, 2001, PDVSA notified CITGO that, effective February 1, 2001, it had declared force majeure under the four contracts described above. During 2001, PDVSA deliveries of crude oil to CITGO were slightly less than contractual base volumes due to this declaration of force majeure. Therefore, the Company was required to obtain alternative sources of crude oil, which resulted in lower operating margins. On January 22, 2002, PDVSA notified CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expects to deliver approximately 20 percent less than the contract volume and PDVSA indicated that force majeure will be in effect until at least June 2002. If PDVSA reduces its delivery of crude oil under these crude oil supply agreements, CITGO will be required to obtain alternative sources of crude oil which may result in reduced operating margins. The effect of this declaration on CITGO's crude oil supply and the duration of this situation are not known at this time.

      These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the second half of 1999 and throughout 2000 and 2001, PDVSA did not deliver naphtha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof.

      CITGO purchases sweet crude oil under long-standing relationships with numerous producers.

      Refined Product Purchases. CITGO is required to purchase refined products to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet demand of CITGO's marketing network. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 2001.

                        CITGO REFINED PRODUCT PURCHASES

                                               YEAR ENDED DECEMBER 31,
                                            ---------------------------
                                             2001       2000       1999
                                            -----      -----      -----
                                                      (MBPD)
            Light Fuels
                 Gasoline                     708        705        691
                 Jet fuel                      74         82         77
                 Diesel/ #2 fuel              291        306        279
                                            -----      -----      -----
                    Total                   1,073      1,093      1,047
                                            =====      =====      =====

      As of December 31, 2001, CITGO purchased substantially all of the gasoline, diesel/ #2 fuel, and jet fuel produced at the LYONDELL-CITGO refinery under a contract which extends through the year 2017.

LYONDELL-CITGO was a major supplier in 2001 providing CITGO with 101 MBPD of gasoline, 69 MBPD of diesel/#2 fuel, and 20 MBPD of jet fuel. (See "Items 1. and 2. Business and Properties--CITGO--Refining--LYONDELL-CITGO").

      As of May 1, 1997, CITGO began purchasing substantially all of the refined products produced at the Lemont refinery. During the period ended December 31, 2001, the Lemont refinery provided CITGO with 68 MBPD of gasoline and 27 MBPD of diesel/#2 fuel.

      In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA, L.L.C. ("HOVENSA"), a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands. Under the related product sales agreement, CITGO acquired approximately 106 MBPD of refined products from the refinery during 2001, approximately one-half of which was gasoline.

MARKETING

      CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, lubricants and waxes. The following table shows revenues and volumes of each of these product categories for the three years in the period ended December 31, 2001.

                         CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES

                                                       YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                                ---------------------------------      ------------------------------
                                                  2001         2000         1999        2001        2000        1999
                                                -------      -------      -------      ------      ------      ------
                                                         ($ IN MILLIONS)                  (GALLONS IN MILLIONS)
    LIGHT FUELS
        Gasoline                                $11,316      $12,447      $ 7,691      13,585      13,648      13,115
        Jet fuel                                  1,660        2,065        1,129       2,190       2,367       2,198
        Diesel / #2 fuel                          3,984        4,750        2,501       5,429       5,565       5,057
    ASPHALT                                         502          546          338         946         812         753
    PETROCHEMICALS AND INDUSTRIAL PRODUCTS        1,510        1,740        1,024       2,308       2,153       2,063
    LUBRICANTS AND WAXES                            536          552          482         240         279         285
                                                -------      -------      -------      ------      ------      ------
          Total                                 $19,508      $22,100      $13,165      24,698      24,824      23,471
                                                =======      =======      =======      ======      ======      ======

      Light Fuels. Gasoline sales accounted for 58% of CITGO's refined product sales in 2001, 56% in 2000, and 58% in 1999. CITGO markets CITGO branded gasoline through 13,397 independently owned and operated CITGO branded retail outlets (including 11,204 branded retail outlets owned and operated by approximately 783 independent marketers and 2,193 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 44%, 48% and 45% of the volume of CITGO branded gasoline sold in 2001, 2000 and 1999, respectively. See "-Items 1. and 2. Business and Properties--CITGO--Crude Oil and Refined Product Purchases -- Refined Product Purchases".

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

      CITGO markets jet fuel directly to airline customers at 24 airports, including such major hub cities as Atlanta, Chicago, Dallas/Fort Worth, New York and Miami.

      CITGO's delivery of light fuels to its customers is accomplished in part through 48 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 37 are wholly-owned by CITGO and 11 are jointly owned. Twelve of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO operates and delivers refined products from seven terminals owned by PDVMR in the Midwest. Refined product terminals owned or operated by CITGO provide a total storage capacity of approximately 22 million barrels. Also, CITGO has active exchange relationships with over 300 other refined product terminals, providing flexibility and timely response capability to meet distribution needs.

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

      Asphalt. CITGO asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States for use in the construction and resurfacing of roadways. CITGO delivers asphalt through three wholly-owned terminals and twenty-three leased terminals. Demand for asphalt in the Northeast peaks in the summer months.

      Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants. Other major lubricant products include 2-cycle engine oil and automatic transmission fluid.

INTERNATIONAL OPERATIONS

      CITGO, through its wholly-owned subsidiary, CITGO International Latin America, Inc. ("CILA"), is introducing the PDVSA and CITGO brands into various Latin American markets which will include wholesale and retail sales of lubricants, gasoline and distillates. Initial operations are underway in Puerto Rico and Ecuador.

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

EMPLOYEES

      CITGO and its subsidiaries have a total of approximately 4,300 employees, approximately 1,600 of whom are covered by union contracts. Most of the union employees are employed in refining operations.

The remaining union employees are located primarily at a lubricant plant and various refined product terminals.

PDV MIDWEST REFINING, L.L.C.

REFINING

      Lemont, Illinois Refinery . The Lemont refinery processes heavy crude oil into a flexible slate of refined products. The refinery has a rated refining capacity of 167 MBPD and has a Solomon Process Complexity Rating of 11.7 (as compared to an average of 13.9 for U.S. refineries in the most recently available Solomon Associates, Inc., survey).

      The following table shows the rated refining capacity, refinery input and product yield at the Lemont refinery for the three years in the period ended December 31, 2001.

                           LEMONT REFINERY PRODUCTION

                                                                   YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                         2001                2000               1999
                                                    -------------       -------------       ------------
                                                            (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                 167                 167                 167

Refinery Input
    Crude oil                                        98        78%      153        89%      146       90%
    Other feedstocks                                 28        22%       18        11%       17       10%
                                                    ---       ---       ---       ---       ---      ---
       Total                                        126       100%      171       100%      163      100%
                                                    ===       ===       ===       ===       ===      ===

Product Yield
    Light fuels
       Gasoline                                      68        55%       89        52%       84       51%
       Jet fuel                                       0         0%        1         1%        2        1%
       Diesel/#2 fuel                                24        20%       40        23%       37       23%
       Industrial Products & Petrochemicals          30        25%       41        24%       40       25%
                                                    ---       ---       ---       ---       ---      ---
         Total                                      122       100%      171       100%      163      100%
                                                    ===       ===       ===       ===       ===      ===

UTILIZATION OF RATED REFINING CAPACITY                         59%                 92%                87%

      The average API gravity of the composite crude slate run at the Lemont refinery is approximately 26 degrees. Crude oil is supplied to the refinery by pipeline.

      Petrochemical products at the Lemont refinery include benzene, toluene and xylene, plus a range of ten different aliphatic solvents.

      On August 14, 2001, a fire occurred at the crude oil distillation unit of the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit is expected to be operational in April 2002. Operations have resumed by using purchased feedstocks for processing units downstream from the crude unit. PDVMR has insurance coverage for this type of an event and has submitted a notice of loss to its insurance carriers related to the fire, including a claim under its business interruption coverage. (See Consolidated Financial Statements of PDV America - Note 17 in Item 14a).

      PDVMR owns a 25% interest in a partnership that operates a needle coker production facility, The Needle Coker Company ("Needle Coker"), adjacent to the Lemont refinery. The remaining 75% interest in Needle Coker is held by various subsidiaries of Union Oil Company of California.

CRUDE OIL PURCHASES

      PDVMR owns no crude oil reserves or production facilities and, therefore, relies on purchases of crude oil for its refining operations. A portion of the crude oil refined at the Lemont refinery is supplied by PDVSA under a crude oil supply contract, effective as of April 23, 1997, that expires in the year 2002 and, thereafter, is renewable annually. The contract calls for delivery of a guaranteed volume by PDVSA of up to

100 MBPD. However, PDVMR is not required to purchase a minimum volume. In 2001, the crude oil processed at the Lemont refinery was 9% Venezuelan, 80% Canadian and 11% from other sources.

MARKETING

      Substantially all of PDVMR's products are sold to and marketed by CITGO. See "Item 13. Certain Relationships and Related Transactions."

EMPLOYEES

      PDVMR has no employees. CITGO operates the Lemont refinery and provides all administrative functions to PDVMR pursuant to a refinery operating agreement.

ENVIRONMENT AND SAFETY

      Environment

      The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulphur diesel fuel which has necessitated additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. Also, regulatory interpretations by the U.S. Environmental Protection Agency regarding "modifications" to refinery equipment under the "New Source Review" ("NSR") provisions of the Clean Air Act have created uncertainty about the extent to which additional capital and operating expenditures will be required.

      In addition, the Companies are subject to various other federal, state and local environmental laws and regulations which may require the Companies to take additional compliance actions and also actions to remediate the effects on the environment of prior disposal or release of petroleum, hazardous substances and other waste and/or pay for natural resource damages. Maintaining compliance with environmental laws and regulations could require significant capital expenditures and additional operating costs. Also, numerous other factors affect the Companies' plans with respect to environmental compliance and related expenditures. See "Factors Affecting Forward Looking Statements".

      The Companies' accounting policies establish environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. The Companies believe the amounts provided in the consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of probable and estimable liabilities and obligations. However, there can be no assurance that the actual amounts required to discharge alleged liabilities and obligations and to comply with applicable laws and regulations will not exceed amounts provided for or will not have a material adverse affect on the Companies' consolidated results of operations, financial condition and cash flows.

      In 1992, CITGO reached an agreement with the Louisiana Department of Environmental Quality to cease usage of certain surface impoundments at CITGO's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to a state agency revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the Louisiana Department. A ruling on the proposal, as amended, is expected in 2002 with final closure to begin later in 2002.

      The Texas Natural Resources Conservation Commission conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. The Texas Commission issued Notices of Violation ("NOV") related to each of the reviews and has proposed fines of approximately $970,000 based on the 1998 review and $700,000 based on the 1999 review. The first NOV was issued in January 1999 and the second NOV was issued in December 1999. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. CITGO is currently engaged in settlement discussions, but is prepared to contest the alleged violations and proposed fines if a reasonable settlement cannot be reached.

      In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS, subsequent remedial actions and natural resource damages. CITGO disagrees with the U.S. EPA's allegations and intends to contest this matter.

      In October 1999, the Louisiana Department of Environmental Quality issued to CITGO a NOV and Potential Penalty alleging violation of the National Emission Standards for Hazardous Air Pollutants ("NESHAPS") regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. CITGO is in settlement discussions and anticipates resolving this matter in the near future.

      In January and July 2001, CITGO received NOVs from the U.S. EPA alleging violations of the Clean Air Act. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits under the New Source Review provisions of the Clean Air Act. The NOVs to CITGO followed inspections and formal Information Requests regarding CITGO's Lake Charles, Louisiana and Corpus Christi, Texas refineries and the Lemont, Illinois refinery operated by CITGO. At the U.S. EPA's request, CITGO is engaged in settlement discussions, but is prepared to contest the NOVs if settlement discussions fail. If CITGO settles or is found to have violated the provisions cited in the NOVs, it would be subject to possible penalties and significant capital expenditures for installation or upgrading of pollution control equipment or technologies.

      In June 1999, a NOV was issued by the U.S. EPA alleging violations of the NESHAPS regulations covering benzene emissions from wastewater treatment operations at the Lemont, Illinois refinery operated by CITGO. CITGO is in settlement discussions with the U.S. EPA. CITGO believes this matter will be consolidated with the matters described in the previous paragraph.

      In 1992, an agreement was reached between CITGO and a former owner concerning a number of environmental issues which provides, in part, that the former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

      Conditions which require additional expenditures may exist with respect to various of the Companies' sites including, but not limited to, operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

      Increasingly stringent environmental regulatory provisions and obligations periodically require additional capital expenditures. During 2001, the Companies spent approximately $34 million for environmental and regulatory capital improvements in their operations. Management currently estimates that the Companies will spend approximately $1.2 billion for environmental and regulatory capital projects over the five-year period 2002-2006, which includes capital expenditures relating to the Lemont refinery of approximately $480 million. These estimates may vary due to a variety of factors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". See also "Factors Affecting Forward Looking Statements".

      Safety

      Due to the nature of petroleum refining and distribution, the Companies are subject to stringent occupational health and safety laws and regulations. The Companies maintain comprehensive safety, training and maintenance programs.

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

      A lawsuit is pending against PDVMR and CITGO in Illinois state court which claims damages as a result of PDVMR's invoicing a partnership in which it is a partner, and an affiliate of the other partner of the partnership, alleging excessive charges for electricity utilized by these entities' facilities located adjacent to the Lemont, Illinois refinery. PDVMR has denied all allegations and is pursuing its defenses.

      In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. There are seventeen related lawsuits pending in Corpus Christi, Texas state court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. A trial of the claims of approximately 20 plaintiffs is scheduled for April 2002. Approximately 1,300 claims have been resolved for immaterial amounts.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties as a result of alleged air, soil and groundwater contamination. CITGO has purchased 275 adjacent properties included in the lawsuit and settled those related property damage claims. Over CITGO's objections, the trial court has recently ruled that an agreement by CITGO that purported to provide for settlement of the remaining property damage claims for $5 million payable by it is enforceable. CITGO will appeal this decision.

      A lawsuit alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court was brought by persons who claim that exposure to refinery hydrocarbon emissions caused various forms of illness. The lawsuit is scheduled for trial in September 2002.

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

      See also "ITEMS 1. and 2. Business and Properties-- Environment and Safety" for information regarding various enforcement actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      PDV America's common stock is not publicly traded. All of PDV America's common stock is held by PDV Holding, Inc. In 2001, PDV America declared and paid dividends of $508 million.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth certain selected historical consolidated financial and operating data of PDV America as of the end of and for each of the five years in the period ended December 31, 2001. The following table should be read in conjunction with the consolidated financial statements of PDV America as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, included in "Item 8. Financial Statements and Supplementary Data".

                                                                            YEAR ENDED DECEMBER 31,
                                                        --------       -------      --------       -------      -------
                                                          2001           2000         1999           1998         1997
                                                        --------       -------      --------       -------      -------
                                                                             (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA
     Sales                                              $ 19,601       $22,157      $ 13,332       $10,960      $13,622
     Equity in earnings of affiliates                        109            59            22            82           69
     Net revenues                                         19,774        22,269        13,410        11,107       13,754
     Net income                                              423           336           142           231          228
     Other comprehensive income (loss)                        (1)            1            (3)           --           --
     Comprehensive income                                    422           337           139           231          228
Ratio of Earnings to Fixed Charges (1)                      5.92 x        4.56 x        2.52 x        3.06 x       2.58 x
BALANCE SHEET DATA
     Total assets                                       $  7,352       $ 7,635      $  7,746       $ 7,075      $ 7,244
     Long-term debt (excluding current portion)(2)         1,850         1,586         2,096         2,174        2,164
     Total debt (3)                                        1,978         1,697         2,442         2,273        2,526
     Shareholder's equity                                  2,704         2,789         2,718         2,601        2,589

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

(2)   Includes long-term debt to third parties and capital lease obligations.

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

      Petroleum refining industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies cannot control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment (as to which, see "ITEMS 1. and 2. Business and Properties - Environment and Safety"), have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products. Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. PDV America's consolidated operating results are affected by these industry-specific factors and by company-specific factors, such as the success of marketing programs and refinery operations.

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

      CITGO purchases a significant amount of its crude oil requirements from PDVSA under long-term supply agreements (expiring in the years 2006 through 2013). This supply represented approximately 53% of the crude oil processed in refineries operated by CITGO in the year ended December 31, 2001. These crude supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. For the year 2001, PDVSA deliveries of crude oil to CITGO were slightly less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, CITGO was required to obtain alternative sources of crude oil, which resulted in lower operating margins. On January 22, 2002, PDVSA notified CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expects to deliver approximately 20 percent less than the contract volume and PDVSA indicated that force majeure will be in effect until at least June 2002. If PDVSA reduces its delivery of crude oil under these crude oil supply agreements, CITGO will be required to obtain alternative sources of crude oil which may result in reduced operating margins. The effect of this declaration on CITGO's crude oil supply and the duration of this situation are not known at this time. (See Items 1. and 2. Business and Properties --CITGO-- Crude Oil and Refined Product Purchases).

      CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. As a result of the factors described above, the earnings and cash flows of CITGO may experience substantial fluctuations. Inflation was not a significant factor in the operations of CITGO during the three years ended December 31, 2001.

      CITGO's revenue accounted for over 99% of PDV America's consolidated revenues in 2001, 2000 and 1999. PDVMR's sales of $1.4 billion for the period ended December 31, 2001 were primarily to CITGO and, accordingly, these were eliminated in consolidation.

      The cost and available coverage level of property and business interruption insurance is driven, in part, by company specific and industry factors. It is also affected by national and international events. The present environment for the Companies is one characterized by increased cost of coverage, higher deductibles, and some restrictions in coverage terms. This has the potential effect of lower profitability in the near term.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States of America requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities. The following areas are those that management believes are important to the financial statements and which require significant judgment and estimation because of inherent uncertainty.

      Environmental Expenditures. The costs to comply with environmental regulations are significant. Environmental expenditures incurred currently that relate to present or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. The Companies constantly monitor their compliance with environmental regulations and respond promptly to issues raised by regulatory agencies. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value. Subsequent adjustments to estimates, to the extent required, may be made as more refined information becomes available.

      Commodity and Interest Rate Derivatives. The Companies enter into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce their inventory purchase and product sale exposure to market risk. In the normal course of business, the Companies also enter into certain petroleum commodity forward purchase and sale contracts, which qualify as derivatives. The Companies also enter into various interest rate swap agreements to manage their risk related to interest rate changes on their debt. Effective January 1, 2001, fair values of derivatives are recorded in other current assets or other current liabilities, as applicable, and changes in the fair value of derivatives not designated in hedging relationships are recorded in income. Effective January 1, 2001, the Companies' policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. PDV America will continue to review its accounting treatment of derivatives and may elect hedge accounting under certain circumstances in the future.

      Litigation and Injury Claims. Various lawsuits and claims arising in the ordinary course of business are pending against the Companies. The status of these lawsuits and claims are continually reviewed by external and internal legal counsel. These reviews provide the basis for which the Companies determine whether or not to record accruals for potential losses. Accruals for losses are recorded when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the Companies, and in amounts greater than the Companies' accruals, then such determinations could have a material adverse effect on the Companies' results of operations in a given reporting period.

      Health Care Costs. The cost of providing health care to current employees and retired employees continues to increase at a significant rate. Historically, the Companies have absorbed the majority of these cost increases which reduce profitability and increase the Companies' liability. There is no indication that the trend in health care costs will be reversed in future periods. The Companies' liability for such health care cost is based on actuarial calculations that could be subject to significant revision as the underlying assumptions regarding future health care costs and interest rates change.

      The following table summarizes the sources of PDV America's sales revenues and volumes.

                     PDV AMERICA SALES REVENUES AND VOLUMES

                                                   YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                            ---------------------------------      ------------------------------
                                              2001         2000         1999        2001       2000         1999
                                            -------      -------      -------      ------      ------      ------
                                                     ($ IN MILLIONS)                     (GALLONS IN MILLIONS)
Gasoline                                    $11,316      $12,447      $ 7,691      13,585      13,648      13,115
Jet fuel                                      1,660        2,065        1,129       2,190       2,367       2,198
Diesel / #2 fuel                              3,984        4,750        2,501       5,429       5,565       5,057
Asphalt                                         502          546          338         946         812         753
Petrochemicals and industrial products        1,490        1,763        1,041       2,297       2,404       2,306
Lubricants and waxes                            536          552          482         240         279         285
                                            -------      -------      -------      ------      ------      ------
          Total refined product sales       $19,488      $22,123      $13,182      24,687      25,075      23,714
Other sales                                     113           34          152          --          --          --
                                            -------      -------      -------      ------      ------      ------
          Total sales                       $19,601      $22,157      $13,334      24,687      25,075      23,714
                                            =======      =======      =======      ======      ======      ======

      The following table summarizes PDV America's cost of sales and operating expenses.

             PDV AMERICA COST OF SALES AND OPERATING EXPENSES

                                                                          YEAR ENDED DECEMBER 31,
                                                                      2001         2000        1999
                                                                    -------      -------      -------
                                                                             ($ IN MILLIONS)
      Crude oil                                                     $ 4,898      $ 6,784      $ 3,804
      Refined products                                               10,284       11,308        6,640
      Intermediate feedstocks                                         1,496        1,573          990
      Refining and manufacturing costs                                1,113        1,058          999
      Other operating costs and expenses and inventory changes          944          647          366
                                                                    -------      -------      -------
             Total cost of sales and operating expenses             $18,735      $21,370      $12,799
                                                                    =======      =======      =======

RESULTS OF OPERATIONS -- 2001 COMPARED TO 2000

      Sales revenues and volumes. Sales decreased $2.6 billion, representing a 12% decrease from 2000 to 2001. This was due to a decrease in average sales price of 11% and a decrease in sales volume of 2%. (See PDV America Sales Revenues and Volumes table above.)

      Equity in earnings of affiliates. Equity in earnings of affiliates increased by approximately $50 million, or 85% from $59 million in 2000 to $109 million in 2001. The increase was primarily due to the change in the earnings of LYONDELL-CITGO, CITGO's share of which increased $33 million, from $41 million in 2000 to $74 million in 2001. LYONDELL-CITGO's increased earnings in 2001 are primarily due to higher refining margins offset by the impact of lower crude processing rates due to an unplanned production unit outage and a major turnaround, and higher natural gas costs in the first quarter of 2001. The earnings for 2000 were impacted by a major planned turnaround which occurred during the second quarter of 2000.

      Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $2.6 billion, or 12%, from 2000 to 2001. (See PDV America Cost of Sales and Operating Expenses table above.)

      PDV America purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 55% and 53% of cost of sales for the years 2001 and 2000. These refined product purchases included purchases from LYONDELL-CITGO and HOVENSA. PDV America estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that PDV America can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from PDV America produced products and margins may vary due to market conditions and other factors beyond PDV America's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, PDV America does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of PDV America which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

      As a result of purchases of crude oil supplies from alternate sources due to the supplier's invocation of the force majeure provisions in its crude oil supply contracts, PDV America estimates that its cost of crude oil purchased in 2001 increased by $6 million from what would have otherwise been the case.

      Gross margin. The gross margin for 2001 was $867 million, or 4.4% of net sales, compared to $787 million, or 3.5% of net sales, for 2000. The gross margin increased from 3.1 cents per gallon in 2000 to 3.5 cents per gallon in 2001 as a result of general market conditions.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $66 million, or 29% in 2001, primarily as a result of an increase in incentive compensation, promotion expenses, and the start-up expenses related to an international operation in 2001.

      Interest expense. Interest expense decreased $28 million, or 20% in 2001, primarily due to lower interest rates and lower average debt outstanding during 2001, which was driven, in large part, by a $250 million senior note payment made in August 2000.

      Income taxes. PDV America's provision for income taxes in 2001 was $214 million, representing an effective tax rate of 34%. In 2000, PDV America's provision for income taxes was $183 million, representing an effective tax rate of 35%.

RESULTS OF OPERATIONS --2000 COMPARED TO 1999

      Sales revenues and volumes. Sales increased $8.8 billion, representing a 66% increase from 1999 to 2000. This was due to an increase in average sales price of 57% and an increase in sales volume of 6%. (See PDV America Sales Revenues and Volumes table above.)

      Equity in earnings of affiliates. Equity in earnings of affiliates increased by approximately $37 million, or 168% from $22 million in 1999 to $59 million in 2000. The increase was primarily due to the change in the earnings of LYONDELL-CITGO, CITGO's share of which increased $40 million, from $1 million in 1999 to $41 million in 2000. The increase in LYONDELL-CITGO earnings was due primarily to increased deliveries and an improved mix of crude oil, higher spot margins, reflecting a stronger gasoline market in 2000, and higher margins for reformulated gasoline due to industry supply shortages. These improvements were partly offset by higher fuels and utility costs and interest expense.

      Cost of sales and operating expenses. Cost of sales and operating expenses increased by $8.6 billion, or 67%, from 1999 to 2000. (See PDV America Cost of Sales and Operating Expenses table above.)

      PDV America purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 53% and 52% of cost of sales for the years 2000 and 1999, respectively. These refined product purchases included purchases from LYONDELL-CITGO and HOVENSA. PDV America estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that PDV America can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from PDV America produced products and margins may vary due to market conditions and other factors beyond PDV America's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, PDV America does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of PDV America which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

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

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $19 million, or 8% in 2000, primarily as a result of a reduction in bad debt expense due to the sale of the Companies' consumer credit card business in March 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

      For the year ended December 31, 2001, PDV America's net cash provided by operating activities totaled approximately $623 million, primarily reflecting $423 million of net income, $291 million of depreciation and amortization and the net effect of other items of $(91) million. The more significant changes in other items included the decrease in accounts receivable, including receivables from affiliates, of approximately $445 million and the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $605 million. The average price per gallon of refined products sold by the Companies declined by approximately $0.30 between December 2000 and December 2001. This decline is the primary reason for the decrease in accounts receivable. The average price per barrel of crude oil purchased by the Companies declined by approximately $9.44 between December 2000 and December 2001. In the same time period, the average price per gallon of refined products purchased by the Companies declined by approximately 29 cents. The price declines are the primary reason for the decrease in accounts payable.

      Net cash used in investing activities in 2001 totaled $293 million consisting primarily of capital expenditures of $253 million and investments in LYONDELL-CITGO of $32 million.

      During the same period, consolidated net cash used by financing activities totaled approximately $235 million resulting primarily from net borrowings of $392 million on revolving bank loans, dividend payments in the amount of $508 million, net repayments of other debt totaling $92 million, and capital lease payments of $27 million.

      PDV America currently estimates that its capital expenditures for the years 2002 through 2006 will total approximately $2.5 billion. These include:

       PDV AMERICA ESTIMATED CAPITAL EXPENDITURES - 2002 THROUGH 2006 (1)

                  Strategic                       $   777 million
                  Maintenance                         525 million
                  Regulatory / Environmental        1,154 million
                                                  ---------------
                       Total                      $ 2,456 million
                                                  ===============

              ----------
              (1) These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements".

      As of December 31, 2001, PDV America and its subsidiaries had an aggregate of $1.9 billion of indebtedness outstanding that matures on various dates through the year 2029. As of December 31, 2001, the Company's contractual commitments to make principal payments on this indebtedness were $108 million, $880 million and $47 million for 2002, 2003 and 2004, respectively.

      In August 1993, PDV America issued $1 billion principal amount of Senior Notes with interest rates ranging from 7.25 percent to 7.875 percent with due dates ranging from 1998 to 2003. Interest on these notes is payable semiannually, commencing February 1994. The Senior Notes represent senior unsecured indebtedness of PDV America, and are structurally subordinated to the liabilities of PDV America's subsidiaries. The Senior Notes are guaranteed by PDVSA and Propernyn B.V., a Dutch limited liability company whose ultimate parent is PDVSA. In August 1998, PDV America repaid the $250 million 7.25% Senior Notes due August 1, 1998 with the proceeds received from the maturity of $250 million of Mirror Notes due from PDVSA on July 31, 1998. On August 1, 2000, PDV America repaid $250 million 7.75% Senior Notes due August 1, 2000 with proceeds from the maturity of $250 million of Mirror Notes due from PDVSA on July 31, 2000.

      CITGO's bank credit facilities consist of a $400 million, five year, revolving bank loan, a $150 million, 364-day, revolving bank loan, and a $25 million, 364-day, revolving bank loan, all of which are unsecured and have various borrowing maturities. At December 31, 2001, $360 million was outstanding under these credit agreements. CITGO's other principal indebtedness consists of
(i) $200 million in senior notes issued in 1996, (ii) $260 million in senior notes issued pursuant to a master shelf agreement with an insurance company,
(iii) $57 million in private placement senior notes issued in 1991, (iv) $338 million in obligations related to tax exempt bonds issued by various governmental units, and (v) $146 million in obligations related to taxable bonds issued by various governmental units. (See Consolidated Financial Statements of PDV America -- Note 9 and 10 in Item 14a.)

      PDVMR's bank credit facility consisted of a $75 million revolving credit facility, committed through April 2002, of which $32 million was outstanding at December 31, 2001. Inventories and accounts receivable of PDVMR were pledge as collateral. The weighted average interest rate at December 31, 2001 was 2.5%. PDVMR cancelled this facility effective January 23, 2002. Other indebtedness consists of $20 million in pollution control bonds. See Consolidated Financial Statements of PDV America - Note 10 in Item 14a.

      The following table summarizes future payments for the Companies' contractual obligations at December 31, 2001.

                             CONTRACTUAL OBLIGATIONS
                              AT DECEMBER 31, 2001

                                                           LESS THAN 1         YEARS          YEARS         AFTER 5
                                            TOTAL             YEAR              2-3            4-5           YEARS
                                         -----------      ------------      ----------      ---------      ---------
                                                                         ($ IN MILLIONS)
Long-Term Debt                           $     1,911      $        108      $      927      $     262      $     614
Capital Lease Obligations                         67                20              25              6             16
Operating Leases                                 170                47              65             40             18
                                         -----------      ------------      ----------      ---------      ---------
Total Contractual Cash Obligations       $     2,148      $        175      $    1,017      $     308      $     648
                                         ===========      ============      ==========      =========      =========

(See Consolidated Financial Statements of PDV America--Notes 10 and 14 in Item
14a).

      The following table summarizes the Companies' contingent commitments at December 31, 2001.

                          OTHER COMMERCIAL COMMITMENTS
                              AT DECEMBER 31, 2001

                                                                                   EXPIRATION
                                                          ----------------------------------------------------------
                                         TOTAL AMOUNTS    LESS THAN 1         YEARS           YEARS         OVER 5
                                           COMMITTED         YEAR              2-3             4-5           YEARS
                                         -------------    ------------      ----------      ---------      ---------
                                                                         ($ IN MILLIONS)
Letters of Credit(1)                     $        19      $         19      $       --      $      --      $      --
Guarantees                                       134                63              66              4              1
Surety Bonds                                      73                56              14              3             --
                                         -----------      ------------      ----------      ---------      ---------
Total Commercial Commitments             $       226      $        138      $       80      $       7      $       1
                                         ===========      ============      ==========      =========      =========

----------
(1) The Companies have outstanding letters of credit totaling approximately $536 million which includes $497 million related to CITGO's tax-exempt and taxable revenue bonds and $20 million related to PDVMR's pollution control bonds included in Long-Term Debt in the table of Contractual Obligations above.

(See Consolidated Financial Statements of PDV America--Note 13 in Item 14a).

      As of December 31, 2001, capital resources available to PDV America and its subsidiaries included cash provided by operations, available borrowing capacity of $135 million under CITGO's revolving credit facility and $190 million in unused availability under uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. PDV America believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. In addition, PDV America intends that payments received from its notes receivables from PDVSA will provide funds to service PDV America's $500 million of 7.875% Senior
Notes. PDV America periodically evaluates other sources of capital in the marketplace and anticipates long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. PDV America's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of PDV America at that time. See "Factors Affecting Forward Looking Statements".

      The Companies' debt instruments impose restrictions on the Companies' ability to incur additional debt, place liens on property, sell or acquire fixed assets, and make restricted payments, including dividends.

      As of December 31, 2001, PDV America's senior unsecured debt ratings, as assessed by the three major credit rating agencies, were as follows:

                          Fitch                     BBB-
                          Moody's                   Baa3
                          Standard & Poor's         BB

The Companies' debt instruments do not contain any provisions which trigger acceleration of payment or decreases in available borrowing capacity as a result of changes in credit ratings.

      PDV America and its subsidiaries form a part of the PDV Holding consolidated Federal income tax return. CITGO has a tax allocation agreement with PDV Holding, which is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. (See Consolidated Financial Statements of PDV America -- Note 1 and Note 4 in Item 14a).

IMPENDING ACCOUNTING CHANGES

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") which addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling of interest method is no longer permitted. The adoption of SFAS No. 141 did not impact the Companies' financial position or results of operations.

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

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Companies have not determined the impact on their financial statements that may result from the adoption of SFAS No. 143.

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

      The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for years beginning after June 15, 2002, and that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At December 31, 2001, the Companies had included turnaround costs of $107 million in other assets. The Companies management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Introduction. PDV America and its subsidiaries have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Companies operate and finance their assets. The Companies do not attempt to manage the price risk related to all of their inventories of crude oil and refined products. As a result, at December 31, 2001, the Companies were exposed to the risk of broad market price declines with respect to a substantial portion of their crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

      Commodity Instruments. PDV America balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, PDV America's risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, the Companies' policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. At December 31, 2001, none of the Companies' commodity derivatives were accounted for as hedges.


                NON TRADING COMMODITY DERIVATIVES
               OPEN POSITIONS AT DECEMBER 31, 2001

                                                                        MATURITY     NUMBER OF         CONTRACT     MARKET
     COMMODITY                         DERIVATIVE                         DATE       CONTRACTS           VALUE     VALUE(4)
     ---------                         ----------                         ----       ---------           -----     --------
                                                                                                          ($ in millions)
                                                                                                        -------------------
No Lead Gasoline (1)       Futures Purchased                              2002           994            $ 25.4      $ 25.0
                           Futures Sold                                   2002           332            $  8.3      $  8.1
                           Forward Purchase Contracts                     2002          4,095           $ 95.8      $ 94.0
                           Forward Sale Contracts                         2002          3,148           $ 71.2      $ 73.2

Distillates (1)            Futures Purchased                              2002          1,483           $ 43.4      $ 34.6
                           Futures Purchased                              2003           94             $  2.4      $  2.3
                           Futures Sold                                   2002           943            $ 25.3      $ 21.8
                           OTC Options Purchased                          2002           30             $   --      $   --
                           OTC Options Sold                               2002           30             $ (0.1)     $ (0.1)
                           Forward Purchase Contracts                     2002          1,123           $ 25.2      $ 24.9
                           Forward Sale Contracts                         2002          2,536           $ 56.3      $ 56.4

Crude Oil (1)              Futures Purchased                              2002           517            $ 12.6      $ 10.4
                           Futures Sold                                   2002           649            $ 12.7      $ 12.9
                           OTC Swaps (Pay Float/Receive Fixed)(3)         2002            2             $   --      $  0.3
                           OTC Swaps (Pay Fixed/Receive Float)(3)         2002            1             $   --      $   --
                           Forward Purchase Contracts                     2002          6,652           $130.3      $135.2
                           Forward Sale Contracts                         2002          6,268           $135.1      $137.0

Natural Gas (2)            Futures Sold                                   2002           55             $  1.6      $  1.4
                           OTC Options Sold                               2002           20             $   --      $ (0.1)

----------
(1)   Thousands of barrels
(2)   Ten-thousands of mmbtu
(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.
(4)   Based on actively quoted prices.

                 NON TRADING COMMODITY DERIVATIVES
                OPEN POSITIONS AT DECEMBER 31, 2000

                                                                        MATURITY       NUMBER OF       CONTRACT     MARKET
       COMMODITY                          DERIVATIVE                      DATE         CONTRACTS         VALUE     VALUE(3)
       ---------                          ----------                      ----         ---------         -----     --------
                                                                                                          ($ in millions)
                                                                                                        -------------------
No Lead Gasoline (1)       Futures Purchased                              2001            25            $  0.8      $  0.8

Heating Oil (1)            Futures Purchased                              2001           1,533          $ 53.9      $ 55.6
                           Futures Purchased                              2002            16            $  0.5      $  0.5
                           Futures Sold                                   2001            579           $ 21.2      $ 21.7
                           OTC Swaps (Pay Fixed/Receive Float)(2)         2001             9            $   --      $  0.1
                           OTC Swaps (Pay Float/Receive Fixed)(2)         2001            500           $   --      $ (0.5)

Crude Oil (1)              Futures Purchased                              2001            579           $ 15.9      $ 15.5
                           Futures Sold                                   2001            800           $ 23.4      $ 21.4

----------
(1)   1,000 barrels per contract
(2) Floating price based on market index designated in contract; fixed price agreed upon at date of contract
(3)   Based on actively quoted prices.

      Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At December 31, 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

      For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT DECEMBER 31, 2001 AND 2000

                                                                      NOTIONAL
                                                       FIXED         PRINCIPAL
         VARIABLE RATE INDEX      EXPIRATION DATE   RATE PAID          AMOUNT
         -------------------      ---------------   ---------          ------
                                                                  ($ in millions)
         J.J. Kenny               February 2005        5.30%            $ 12
         J.J. Kenny               February 2005        5.27%              15
         J.J. Kenny               February 2005        5.49%              15
                                                                        ----
                                                                        $ 42
                                                                        ====

      The fair value of the interest rate swap agreements in place at December 31, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.8 million.

      For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2001

                                                                                 EXPECTED
          EXPECTED           FIXED        AVERAGE FIXED        VARIABLE      AVERAGE VARIABLE
         MATURITIES         RATE DEBT     INTEREST RATE        RATE DEBT      INTEREST RATE
         ----------         ---------     -------------        ---------      -------------
                        ($ in millions)                    ($ in millions)
            2002             $   36            8.78%             $  71            3.45%
            2003                560            7.98%               320            4.64%
            2004                 31            8.02%                16            5.72%
            2005                 11            9.30%                --              --
            2006                251            8.06%                --              --
         Thereafter             130            7.85%               485            8.50%
                             ------            ----              -----            ----
            Total            $1,019            8.03%             $ 892            6.66%
                             ======            ====              =====            ====
         Fair Value          $1,035                              $ 892
                             ======                              =====

                                DEBT OBLIGATIONS
                              At December 31, 2000

                                                                                EXPECTED
          EXPECTED           FIXED        AVERAGE FIXED        VARIABLE      AVERAGE VARIABLE
         MATURITIES         RATE DEBT     INTEREST RATE        RATE DEBT      INTEREST RATE
         ----------         ---------     -------------        ---------      -------------
                        ($ in millions)                    ($ in millions)
            2001             $   40            9.11%             $  45            6.79%
            2002                 36            8.78%                --              --
            2003                560            7.98%                --              --
            2004                 31            8.02%                16            7.36%
            2005                 12            9.30%                --              --
         Thereafter             379            7.99%               484            8.86%
                             ------            ----              -----            ----
            Total            $1,058            8.07%             $ 545            8.65%
                             ======            ====              =====            ====
         Fair Value          $1,042                              $ 545
                             ======                              =====

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 10 of Form 10-K relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c).

ITEM 11. EXECUTIVE COMPENSATION

      The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 11 of Form 10-K relating to executive compensation as permitted by General Instruction (I)(2)(c).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      PDV America is a wholly-owned, indirect subsidiary of PDVSA. As a result, PDVSA either directly or indirectly, nominates and selects members of the board of directors of PDV America and its subsidiaries.

      CITGO has entered into several transactions with PDVSA or affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. Under these agreements, CITGO purchased approximately $3.0 billion of crude oil, feedstocks and refined products at market related prices from PDVSA in 2001. At December 31, 2001, $185 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA. (See "Items 1. and 2. Business and Properties -CITGO- Crude Oil and Refined Product Purchases").

      Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A., a wholly-owned subsidiary of PDVSA. In 2001, 70% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by this PDVSA subsidiary.

      LYONDELL-CITGO owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell ("the Owners"). CITGO contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996, with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. Under this agreement, LYONDELL-CITGO purchased approximately $1.5 billion of crude oil and feedstocks at market related prices from PDVSA in 2001. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract. (See Consolidated Financial Statements of PDV America -- Notes 3 and 4 in Item 14a). Various disputes exist between LYONDELL-CITGO and the partners and their affiliates concerning the interpretation of these and other agreements between the parties relating to the operation of the refinery.

      CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 2001, in accordance with agreements between the Owners concerning such interest. CITGO held notes receivable from LYONDELL-CITGO of $35 million at December 31, 2001. The notes bear interest at market rate which was approximately 2.2% at December 31, 2001, and are due July 1, 2003.

      On July 20, 2001, LYONDELL-CITGO completed a refinancing of its working capital revolver and its $450 million term bank loan. The new 18-month term loan and working capital revolver will mature in January 2003.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Cash distributions are allocated to the owners based on participation interest.

      On January 1, 2002, PDV America made a contribution to the capital of CITGO of all of the common stock of PDV America's wholly owned subsidiary, VPHI, the direct parent of PDVMR. (See Overview in Items 1. and 2.-- Business and Properties).

      In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (See Consolidated Financial Statements of PDV America -- Note 2 and 4 in Item 14a). Pursuant to the above arrangement, CITGO acquired approximately 106 MBPD of refined products from the refinery during 2001, approximately one-half of which was gasoline.

      The refined product purchase agreements with LYONDELL-CITGO and HOVENSA incorporate various formula prices based on published market prices and other factors. Such purchases totaled $3.4 billion for 2001. At December 31, 2001, $73 million was included in payables to affiliates as a result of these transactions.

      CITGO had refined product, feedstock, crude oil and other product sales of $292 million to affiliates, including LYONDELL-CITGO and Mount Vernon Phenol Plant Partnership, in 2001. CITGO's sales of crude oil to affiliates was $5 million in 2001. At December 31, 2001, $134 million was included in Due from affiliates as a result of these and related transactions.

      CITGO has guaranteed approximately $122 million of debt of certain affiliates, including $50 million related to HOVENSA, $25 million related to PDV Texas, Inc., and $20 million related to PDVMR. (See Consolidated Financial Statements of PDV America -- Note 13 in Item 14a).

      PDVMR is party to a Contract for Purchase and Sale of Crude Oil dated April 23, 1997, with CITGO and Maraven S.A. ("Maraven"), a corporation organized and existing, at the date of the contract, under the laws of the Bolivarian Republic of Venezuela. In accordance with the contract, Maraven (or its successor) is obligated to provide a base volume of up to 100 MBPD of Venezuelan crude, and CITGO as operator is responsible for administering the purchase of additional volumes of crude for the refinery. The Venezuelan crude is priced in accordance with a formula based upon posted crude prices less a quality differential. Maraven (or its successor), CITGO and PDVMR can change the amount and type of crude supplied. The initial term of the agreement expires on April 23, 2002, but is renewable for periods of twelve months. PDVMR purchased approximately 10 MBPD under this contract in 2001.

      PDVMR sells certain refinery by-product and utilities to the Needle Coker Company ("Needle") and buys back hydrogen, naphtha and steam. Sales to Needle were approximately $10 million in 2001. Purchases from Needle were approximately $8 million in 2001.

      Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi Refinery West Plant facilities. (See Consolidated Financial Statements of PDV America -- Note 4 in Item 14a).

      PDV America's notes receivable from PDVSA are unsecured and are comprised of $500 million of 7.995% notes maturing on August 1, 2003. Interest on these notes is payable semiannually by PDVSA to PDV America on February 1 and August 1 of each year, less one business day. Interest income attributable to such notes was approximately $40 million for the year ended December 31, 2001, with approximately $17 million included in due from affiliates at December 31, 2001.

      PDV America's notes receivables from PDVSA Finance Ltd., a wholly owned subsidiary of PDVSA, are unsecured and are comprised of two $130 million 8.558% notes maturing on November 10, 2013 and a $38 million 10.395% note maturing on May 15, 2014. Interest on these notes is payable quarterly. Interest income attributable to such notes was approximately $26 million for the year ended December 31, 2001, with approximately $4 million included in due from affiliates at December 31, 2001.

      The Companies and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payment of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the members according to the agreement and bills each member accordingly. Each member records its amounts due or payable to CITGO in a related party payable account. At December 31, 2001, PDV America had net related party receivables related to federal income taxes of $6 million.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a.    CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

      (1)   Financial Statements:

                                                                               Page
                                                                               ----
Independent Auditors' Report                                                   F-1
Consolidated Balance Sheets at December 31, 2001 and 2000                      F-2
Consolidated Statements of Income and Comprehensive Income
   for the years ended December 31, 2001, 2000 and 1999                        F-3
Consolidated Statements of Shareholder's Equity for the years
   ended December 31, 2001, 2000 and 1999                                      F-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999                                            F-5
Notes to Consolidated Financial Statements                                     F-7

      (2)   Exhibits:

      The Exhibit Index in part c. below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b.    REPORTS ON FORM 8-K

            None.

c.    EXHIBITS

Exhibit
Number
------

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

*10.10 Contribution Agreement among Lyondell Petrochemical Company, LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.

----------
* Previously filed in connection with the Registrant's Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

*10.11 Crude Oil Supply Agreement, dated as of May 5, 1993, between LYONDELL-CITGO Refining Company, Ltd. and Lagoven, S.A.

*10.12 Supplemental Supply Agreement, dated as of May 5, 1993, between LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.

*10.16 Tax Allocation Agreement, dated as of June 24, 1993, among PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., as amended

10.16(i) Second Amendment to the Tax Allocation Agreement among PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., dated as of January 1, 1997.

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

23.1        Consent of Independent Auditors

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                                       PDV AMERICA, INC.


                                               /s/ Carlos Jorda
                                       -----------------------------------------
                                       Name: Carlos Jorda
                                       Title: President, Chief Executive Officer
                                       and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signatures                           Title                                 Date
           ----------                           -----                                 ----
By /s/  CARLOS JORDA                 President, Chief Executive Officer          March 29, 2002
   ---------------------------       and Director
            Carlos Jorda

By /s/  LUIS DAVILA                  Vice President, Chief Financial             March 29, 2002
   ---------------------------       Officer
             Luis Davila

By /s/  OSWALDO CONTRERAS            Director                                    March 29, 2002
   ---------------------------
          Oswaldo Contreras

By /s/  PAUL LARGESS                 Treasurer and Chief Accounting              March 29, 2002
   ---------------------------       Officer
            Paul Largess

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of PDV America, Inc.:

We have audited the accompanying consolidated balance sheets of PDV America, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PDV America, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
February 14, 2002

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                 December 31,
                                                                        -----------------------------
ASSETS                                                                     2001               2000
                                                                        -----------       -----------
CURRENT ASSETS:
   Cash and cash equivalents                                            $   116,069       $    20,751
   Accounts receivable, net                                                 913,068         1,372,712
   Due from affiliates                                                       67,788            59,519
   Inventories                                                            1,109,346         1,156,065
   Prepaid expenses and other                                               122,921            16,439
                                                                        -----------       -----------

           Total current assets                                           2,329,192         2,625,486

NOTES RECEIVABLE FROM PDVSA AND AFFILIATE                                   798,000           798,000

PROPERTY, PLANT AND EQUIPMENT - Net                                       3,292,555         3,287,277

INVESTMENTS IN AFFILIATES                                                   700,701           712,560

OTHER ASSETS                                                                231,222           211,855
                                                                        -----------       -----------

                                                                        $ 7,351,670       $ 7,635,178
                                                                        ===========       ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Short-term bank loans                                                $        --       $    37,500
   Accounts payable                                                         616,854         1,039,756
   Payables to affiliates                                                   265,518           452,026
   Taxes other than income                                                  219,699           210,986
   Other                                                                    313,946           363,966
   Current portion of long-term debt                                        107,864            47,078
   Current portion of capital lease obligation                               20,358            26,649
                                                                        -----------       -----------

           Total current liabilities                                      1,544,239         2,177,961

LONG-TERM DEBT                                                            1,802,809         1,518,639

CAPITAL LEASE OBLIGATION                                                     46,964            67,322

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                 218,706           206,339

OTHER NONCURRENT LIABILITIES                                                218,766           215,030

DEFERRED INCOME TAXES                                                       793,233           629,163

MINORITY INTEREST                                                            23,176            31,518

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDER'S EQUITY:
   Common stock, $1.00 par value - 1,000 shares authorized, issued
      and outstanding                                                             1                 1
   Additional capital                                                     1,532,435         1,532,435
   Retained earnings                                                      1,174,806         1,259,135
   Accumulated other comprehensive loss                                      (3,465)           (2,365)
                                                                        -----------       -----------

           Total shareholder's equity                                     2,703,777         2,789,206
                                                                        -----------       -----------

                                                                        $ 7,351,670       $ 7,635,178
                                                                        ===========       ===========

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)

                                                                                     2001              2000               1999
REVENUES:
   Net sales                                                                    $ 19,343,263       $ 21,941,263       $ 13,135,695
   Sales to affiliates                                                               257,905            215,965            198,672
                                                                                ------------       ------------       ------------

                                                                                  19,601,168         22,157,228         13,334,367

   Equity in earnings of affiliates                                                  108,915             58,728             22,161
   Interest income from PDVSA and affiliate                                           66,176             77,405             83,645
   Other income (expense) - net                                                       (1,842)           (24,028)           (27,350)
                                                                                ------------       ------------       ------------

                                                                                  19,774,417         22,269,333         13,412,823
                                                                                ------------       ------------       ------------

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (including purchases of
      $6,558,203, $8,789,127 and $5,002,127 from affiliates)                      18,734,652         21,370,315         12,799,171
   Selling, general and administrative expenses                                      294,810            228,642            247,735
   Interest expense, excluding capital lease                                         110,451            138,150            152,636
   Capital lease interest charge                                                       9,128             11,019             12,715
   Minority interest                                                                   1,971              1,808                151
                                                                                ------------       ------------       ------------

                                                                                  19,151,012         21,749,934         13,212,408
                                                                                ------------       ------------       ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                          623,405            519,399            200,415

INCOME TAXES                                                                         213,634            183,130             58,230
                                                                                ------------       ------------       ------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                              409,771            336,269            142,185

CUMULATIVE EFFECT, ACCOUNTING FOR
   DERIVATIVES, NET OF RELATED TAXES OF $7,977                                        13,600                 --                 --
                                                                                ------------       ------------       ------------

NET INCOME                                                                           423,371            336,269            142,185

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives,
         net of related income taxes of $(850)                                        (1,450)                --                 --
      Less:  reclassification adjustment for derivative losses included in
         net income, net of related income taxes of $265                                 469                 --                 --
                                                                                ------------       ------------       ------------
                                                                                        (981)                --                 --
   Minimum pension liability adjustment, net of deferred taxes of $69
      in 2001, $(499) in 2000, and $2,012 in 1999                                       (119)               849             (3,214)
                                                                                ------------       ------------       ------------
           Total other comprehensive (loss) income                                    (1,100)               849             (3,214)
                                                                                ------------       ------------       ------------

COMPREHENSIVE INCOME                                                            $    422,271       $    337,118       $    138,971
                                                                                ============       ============       ============

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
(DOLLARS AND SHARES IN THOUSANDS)

                                                                                           ACCUMULATED OTHER
                                                                                      COMPREHENSIVE INCOME (LOSS)
                                                                                    -------------------------------
                                      COMMON STOCK                                   MINIMUM        CASH                   TOTAL
                                    ----------------    ADDITIONAL    RETAINED       PENSION        FLOW               SHAREHOLDER'S
                                   SHARES      AMOUNT     CAPITAL     EARNINGS      LIABILITY      HEDGES    TOTAL        EQUITY
BALANCE, JANUARY 1, 1999               1      $    1    $1,532,435   $ 1,068,896     $    --       $  --    $    --    $ 2,601,332

   Net income                         --          --            --       142,185          --          --         --        142,185

   Other comprehensive loss           --          --            --            --      (3,214)         --     (3,214)        (3,214)

   Dividend paid                      --          --            --       (22,015)         --          --         --        (22,015)
                                    ----      ------    ----------   -----------     -------       -----    -------    -----------


BALANCE,
   DECEMBER 31, 1999                   1           1     1,532,435     1,189,066      (3,214)         --     (3,214)     2,718,288

   Net income                         --          --            --       336,269          --          --         --        336,269

   Other comprehensive income         --          --            --            --         849          --        849            849

   Dividend paid                      --          --            --      (266,200)         --          --         --       (266,200)
                                    ----      ------    ----------   -----------     -------       -----    -------    -----------

BALANCE,
   DECEMBER 31, 2000                   1           1     1,532,435     1,259,135      (2,365)         --     (2,365)     2,789,206

   Net income                         --          --            --       423,371          --          --         --        423,371

   Other comprehensive loss           --          --            --            --        (119)       (981)    (1,100)        (1,100)

   Dividends paid                     --          --            --      (507,700)         --          --         --       (507,700)
                                    ----      ------    ----------   -----------     -------       -----    -------    -----------

BALANCE,
   DECEMBER 31, 2001                   1      $    1    $1,532,435   $ 1,174,806     $(2,484)      $(981)   $(3,465)   $ 2,703,777
                                    ====      ======    ==========   ===========     =======       =====    =======    ===========

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)

                                                                       2001           2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 423,371       $ 336,269       $ 142,185
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                   290,699         292,259         276,916
      Provision for losses on accounts receivable                       6,239           1,651          15,110
      Loss on sale of investments                                          --               1           1,616
      Deferred income taxes                                           118,387          56,185          73,466
      Distributions in excess of equity in
         earnings of affiliates                                        44,521          68,196          82,847
      Other adjustments                                                24,680          23,080          18,162
      Changes in operating assets and liabilities:
         Accounts receivable and due from affiliates                  445,204        (340,083)       (456,734)
         Inventories                                                   42,960         (58,142)       (262,795)
         Prepaid expenses and other current assets                   (106,253)            419           4,688
         Accounts payable and other current liabilities              (605,184)        510,595         411,085
         Other assets                                                 (90,968)        (57,994)        (66,324)
         Other liabilities                                             29,624          (2,664)        (15,523)
                                                                    ---------       ---------       ---------

           Total adjustments                                          199,909         493,503          82,514
                                                                    ---------       ---------       ---------

           Net cash provided by operating activities                  623,280         829,772         224,699
                                                                    ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (253,464)       (122,049)       (248,042)
   Proceeds from sales of property, plant and equipment                 3,866           4,491          16,495
   Loan to affiliate                                                       --              --         (38,000)
   Proceeds from notes receivable from PDVSA                               --         250,000              --
   Decrease in restricted cash                                             --           3,015           6,421
   Investments in LYONDELL-CITGO Refining LP                          (31,800)        (17,600)             --
   Loans to LYONDELL-CITGO Refining LP                                     --          (7,024)        (24,600)
   Proceeds from sale of investments                                       --              --           4,980
   Investments in and advances to other affiliates                    (11,435)        (14,500)         (4,212)
                                                                    ---------       ---------       ---------

           Net cash (used in) provided by investing activities       (292,833)         96,333        (286,958)
                                                                    ---------       ---------       ---------

                                                                     (Continued)

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)

                                                             2001            2000              1999
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments of) proceeds from short-term
      bank loans                                          $ (37,500)      $    21,500       $ (21,000)
   Net proceeds from (repayments of) revolving
      bank loans                                            391,500          (462,000)        252,000
   Payments on private placement senior notes               (39,935)          (39,935)        (39,935)
   Payments on senior notes                                      --          (250,000)             --
   Payments on UHS business purchase liability               (7,702)           (7,066)         (6,427)
   Payments on taxable bonds                                (28,000)               --         (25,000)
   Proceeds from issuance of tax-exempt bonds                28,000                --          25,000
   Payments of capital lease obligations                    (26,649)           (7,954)        (14,660)
   Repayments of other debt                                  (7,143)           (7,113)         (7,112)
   Dividends paid                                          (507,700)         (266,200)        (22,015)
                                                          ---------       -----------       ---------

           Net cash (used in) provided by
              financing activities                         (235,129)       (1,018,768)        140,851
                                                          ---------       -----------       ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          95,318           (92,663)         78,592

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                       20,751           113,414          34,822
                                                          ---------       -----------       ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                          $ 116,069       $    20,751       $ 113,414
                                                          =========       ===========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
      Interest (net of amounts capitalized)               $ 123,347       $   150,830       $ 160,226
                                                          =========       ===========       =========

      Income taxes, net of refunds of $7,345 in 2001
         and $30,488 in 1999                              $ 289,634       $    60,501       $ (16,428)
                                                          =========       ===========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING ACTIVITIES -
   Investment in LYONDELL-CITGO
      Refining LP (Note 3)                                $      --       $        --       $ (32,654)
                                                          =========       ===========       =========

See notes to consolidated financial statements.                      (Concluded)

PDV AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

1.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - PDV America, Inc. ("PDV America" or the "Company") was incorporated on November 14, 1986 and is a wholly owned subsidiary, effective April 21, 1997, of PDV Holding, Inc. ("PDV Holding"), a Delaware corporation (see below). The Company's ultimate parent is Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Bolivarian Republic of Venezuela.

      DESCRIPTION OF BUSINESS - The Companies (as defined below) manufacture or refine and market quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. CITGO (as defined below) owns and operates two modern, highly complex crude oil refineries (Lake Charles, Louisiana, and Corpus Christi, Texas) and two asphalt refineries (Paulsboro, New Jersey, and Savannah, Georgia) with a combined aggregate rated crude oil refining capacity of 582 thousand barrels per day ("MBPD"). CITGO also owns a minority interest in LYONDELL-CITGO Refining L.P., a limited partnership (formerly a limited liability company) that owns and operates a refinery in Houston, Texas, with a rated crude oil refining capacity of 265 MBPD. CITGO also operates a 167 MBPD refinery in Lemont, Illinois, owned by PDVMR (as defined below). CITGO's assets also include a 65% owned lubricant and wax plant, pipelines, and equity interests in pipeline companies and petroleum storage terminals. Transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. CITGO and PDVSA are engaged in a joint effort to sell lubricants, gasoline, and distillates in various Latin American markets. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including PDV USA, Inc., CITGO Petroleum Corporation ("CITGO") and its wholly owned subsidiaries, VPHI Midwest, Inc. ("Midwest") and its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR"), and Cit-Con Oil Corporation ("Cit-Con"), which is 65% owned by CITGO (collectively, the "Companies") (see Note 18, "Subsequent Events"). All material intercompany transactions and accounts have been eliminated.

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

      EXCISE TAXES - The Companies collect excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3.3 billion, $3.2 billion and $3.1 billion were collected from customers and paid to various governmental entities in 2001, 2000 and 1999, respectively. Excise taxes are not included in sales.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of highly liquid short-term investments and bank deposits with initial maturities of three months or less.

      INVENTORIES - Crude oil and refined product inventories are stated at the lower of cost or market and cost is determined using the LIFO method. Materials and supplies are valued using the average cost method.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is reported at cost, less accumulated depreciation. Depreciation is based upon the estimated useful lives of the related assets using the straight-line method. Depreciable lives are generally as follows: buildings and leaseholds - 10 to 24 years; machinery and equipment - 3 to 24 years; and vehicles - 3 to 10 years.

      Upon disposal or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income.

      The Companies capitalize interest on projects when construction entails major expenditures over extended time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Interest capitalized totaled $2 million, $4 million and $7 million in 2001, 2000 and 1999, respectively.

      COMMODITY AND INTEREST RATE DERIVATIVES - The Companies enter into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce their inventory purchase and product sale exposure to market risk. In the normal course of business, the Companies also enter into certain petroleum commodity forward purchase and sale contracts which qualify as derivatives. The Companies also enter into various interest rate swap agreements to manage their risk related to interest rate changes on their debt.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133," was issued. The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The Company adopted SFAS No. 133 on January 1, 2001. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type benefit of $13.8 million to net income related to these derivatives. The Company did not elect prospective hedge accounting for derivatives existing at the date of adoption of SFAS No. 133.

      Effective January 1, 2001, fair values of derivatives are recorded in other current assets or other current liabilities, as applicable, and changes in the fair value of derivatives not designated in hedging relationships are recorded in income. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater.

      Prior to January 1, 2001, gains or losses on contracts which qualified as hedges were recognized when the related inventory was sold or the hedged transaction was consummated. Changes in the market value of commodity derivatives which were not hedges were recorded as gains or losses in the period in which they occurred. Additionally, prior to January 1, 2001, premiums paid for purchased interest rate swap agreements were amortized to interest expense over the terms of the agreements. Unamortized premiums were included in other assets. The interest rate differentials received or paid by the Companies related to these agreements were recognized as adjustments to interest expense over the term of the agreements.

      REFINERY MAINTENANCE - Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to eight years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $69 million, $68 million and $58 million for 2001, 2000 and 1999, respectively. Ordinary maintenance is expensed as incurred.

      The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2002, and that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At December 31, 2001, the Companies had included turnaround costs of $107 million in other assets. The Companies' management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

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

      INCOME TAXES - The Company is included in the consolidated U.S. federal tax return filed by PDV Holding. The Company's current and deferred income tax expense has been computed on a stand-alone basis using an asset and liability approach.

      NEW ACCOUNTING STANDARDS - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") which addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling of interests method is no longer permitted. The adoption of SFAS No. 141 did not impact the Companies' financial position or results of operations.

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

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Companies have not determined the impact on their financial statements that may result from the adoption of SFAS No. 143.

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

      RECLASSIFICATIONS - Certain reclassifications have been made to the 2000 financial statements to conform with the classifications used in 2001.

2.    REFINERY AGREEMENTS

      An affiliate of PDVSA acquired a 50 percent equity interest in a refinery in Chalmette, Louisiana ("Chalmette") in October 1997, and assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 2000 (Note 4). CITGO exercised this option during 2000 and 1999, and acquired approximately 67 MBPD and 66 MBPD of refined products from the refinery during those years, respectively, approximately one-half of which was gasoline. The affiliate did not assign this option to CITGO for 2001.

      In October 1998, an affiliate of PDVSA acquired a 50 percent equity interest in a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA") and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50 percent of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (Note 4). Pursuant to the above arrangement, CITGO acquired approximately 106 MBPD, 125 MBPD, and 118 MBPD of refined products from HOVENSA during 2001, 2000, and 1999, respectively, approximately one-half of which was gasoline.

3.    INVESTMENT IN LYONDELL-CITGO REFINING LP

      LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas and is owned by subsidiaries of CITGO (41.25%) and Lyondell Chemical Company (58.75%) (the "Owners"). This refinery processes heavy crude oil supplied by PDVSA under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract (Note 4).

      In April 1998, PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. On October 1, 2000, the force majeure condition was terminated and PDVSA deliveries of crude oil returned to contract levels. On February 9, 2001, PDVSA notified LYONDELL-CITGO that, effective February 1, 2001, it had again declared force majeure under the contract described above. As of December 31, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure. On January 22, 2002, PDVSA notified LYONDELL-CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expects to deliver approximately 20 percent less than the contract volume and that force majeure will be in effect until at least June 2002. If PDVSA reduces its delivery of crude oil under these crude oil supply agreements, LYONDELL-CITGO will be required to use alternative sources of crude oil which may result in reduced operating margins. The effect of this declaration on LYONDELL-CITGO's crude oil supply and the duration of this situation are not known at this time.

      As of December 31, 2001, CITGO has outstanding loans to LYONDELL-CITGO of $35 million. On December 31, 1999, CITGO converted $32.7 million of outstanding loans to investments in LYONDELL-CITGO. The notes bear interest at market rates which were approximately 2.2 percent, 6.9 percent and 6.7 percent at December 31, 2001, 2000 and 1999, and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocation of income agreed to by the Owners. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                                DECEMBER 31,
                                                                 ------------------------------------------
                                                                     2001           2000            1999
                                                                               (000s OMITTED)
         Carrying value of investment                            $  507,940      $  518,333      $  560,227
         Notes receivable                                            35,278          35,278          28,255
         Participation interest                                          41%             41%             41%
         Equity in net income                                    $   73,983      $   41,478      $      924
         Cash distributions received                                116,177         100,972          70,724

         Summary of financial position:
            Current assets                                       $  227,000      $  310,000      $  219,000
            Noncurrent assets                                     1,434,000       1,386,000       1,406,000
            Current liabilities (including debt of $50,000,
               $470,000, and $450,000 at December 31,
               2001, 2000, and 1999, respectively)                  377,000         867,000         697,000
            Noncurrent liabilities (including debt of
               $450,000 at December 31, 2001 and $0
               at December 31, 2000 and 1999)                       776,000         321,000         316,000
            Member's equity                                         508,000         508,000         612,000

         Summary of operating results:
            Revenue                                              $3,284,000      $4,075,000      $2,571,000
            Gross profit                                            317,000         250,000         133,000
            Net income                                              203,000         128,000          24,000

      On July 20, 2001, LYONDELL-CITGO completed a refinancing of its working capital revolver and its $450 million term bank loan. The new 18-month term loan and working capital revolver will mature in January 2003.

4.    RELATED PARTY TRANSACTIONS

      CITGO purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. CITGO purchased $3.0 billion, $3.2 billion and $1.7 billion of crude oil, feedstocks and other products from wholly owned subsidiaries of PDVSA in 2001, 2000 and 1999, respectively, under these and other purchase agreements.

      During 2000 and 1999, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to the PDVSA declaration of force majeure pursuant to all four long-term crude oil supply contracts described above. As a result, CITGO was required to obtain alternative sources of crude oil, which resulted in lower operating margins. On October 1, 2000, the force majeure condition was terminated and PDVSA deliveries of crude oil returned to contract levels.

      On February 9, 2001, PDVSA notified CITGO that, effective February 1, 2001, it had declared force majeure under the four contracts described above. During 2001, PDVSA deliveries of crude oil to CITGO were slightly less than contractual base volumes due to this declaration of force majeure. Therefore, the Company was required to use alternative sources of crude oil, which resulted in lower operating margins. On January 22, 2002, PDVSA notified CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expects to deliver approximately 20 percent less than the contract volume and that force majeure will be in effect until at least June 2002. If PDVSA reduces its delivery of crude oil under these crude oil supply agreements, CITGO will be required to use alternative sources of crude oil which may result in reduced operating margins. The effect of this declaration on CITGO's crude oil supply and the duration of this situation are not known at this time.

      During the second half of 1999 and throughout 2000 and 2001, PDVSA did not deliver naphtha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof.

      The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less: (i) certain deemed refining costs adjustable for inflation; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil. At December 31, 2001 and 2000, $185 million and $251 million, respectively, were included in payables to affiliates as a result of these transactions.

      CITGO also purchases refined products from various other affiliates including LYONDELL-CITGO, HOVENSA and Chalmette, under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $3.4 billion, $5.6 billion and $3.3 billion for 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, $72 million and $194 million, respectively, was included in payables to affiliates as a result of these transactions.

      CITGO had refined product, feedstock, and other product sales to affiliates, primarily at market-related prices, of $292 million, $222 million and $190 million in 2001, 2000 and 1999, respectively. CITGO's sales of crude oil to affiliates were $5 million, $4 million and $37 million in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, $134 million and $38 million, respectively, was included in due from affiliates as a result of these and related transactions.

      PDVMR is party to a Contract for Purchase and Sale of Crude Oil dated April 23, 1997, with Maraven S.A. ("Maraven"), a corporation organized and existing, at the date of the contract, under the laws of the Bolivarian Republic of Venezuela, and CITGO. In accordance with the contract, Maraven (or its successor) is obligated to provide a base volume of up to 100,000 barrels per day of Venezuelan crude, and CITGO as operator is responsible for administering the purchase of additional volumes of crude for the refinery. The Venezuelan crude is priced in accordance with a formula based upon posted crude prices less a quality differential. Maraven (or its successor), CITGO and PDVMR can change the amount and type of crude supplied. The term of the agreement is 60 months with renewal periods of 12 months. PDVMR purchased approximately 10 MBPD, 13 MBPD, and 31 MBPD under this contract in 2001, 2000, and 1999, respectively.

      PDVMR sells certain refinery by-products and utilities to The Needle Coker Company ("Needle") (Note 8) and buys back hydrogen, naphtha and steam. Sales to Needle were approximately $10 million, $11 million and $9 million in 2001, 2000 and 1999, respectively. Purchases from Needle were approximately $8 million, $9 million and $6 million in 2001, 2000 and 1999, respectively.

      Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 14. CITGO has also guaranteed debt of certain affiliates (Note 13).

      The notes receivable from PDVSA are unsecured and are comprised of $500 million of 7.995 percent notes maturing on August 1, 2003. Interest on these notes is payable semiannually by PDVSA to the Company on February 1 and August 1 of each year, less one business day. Interest income attributable to such notes and on the $250 million of 7.75 percent notes receivable from PDVSA that matured on August 1, 2000, was approximately $40 million, $51 million and $59 million for the years ended December 31, 2001, 2000 and 1999, respectively, with approximately $17 million included in due from affiliates at both December 31, 2001 and 2000.

      The notes receivable from PDVSA Finance, Ltd. (an affiliate) are unsecured and are comprised of two $130 million notes of 8.558 percent maturing on November 10, 2013 and a $38 million 10.395 percent note maturing May 15, 2014. Interest on these notes is payable quarterly. Interest income attributable to such notes was approximately $26 million, $26 million and $24 million for the years ended December 31, 2001, 2000 and 1999, respectively, with approximately $4 million included in due from affiliates at both December 31, 2001 and 2000.

      Due to the related party nature of these notes receivable, it is not practicable to estimate their fair value.

      The Company and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payments of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the members according to the agreement and bills each member accordingly. Each member records its amounts due or payable to CITGO in a related party payable account. At December 31, 2001, the Company had net related party receivables related to federal income taxes of $6 million. At December 31, 2000, the Company had net related party receivables related to federal income taxes of $1 million.

      At December 31, 2001, the Company had income tax prepayments of $100 million included in prepaid expenses. At December 31, 2000, the Company had federal income taxes payable of $74 million included in other current liabilities.

5.    ACCOUNTS RECEIVABLE

                                                        2001              2000
                                                            (000s OMITTED)
      Trade                                          $   718,319       $ 1,229,040
      Credit card                                        121,334           126,822
      Other                                               87,195            32,996
                                                     -----------       -----------

                                                         926,848         1,388,858

      Less allowance for uncollectible accounts          (13,780)          (16,146)
                                                     -----------       -----------

                                                     $   913,068       $ 1,372,712
                                                     ===========       ===========

      Sales are made on account, based on pre-approved unsecured credit terms established by the Companies' management. CITGO also has a proprietary credit card program which allows commercial customers to purchase fuel at CITGO branded outlets. Allowances for uncollectible accounts are established based on several factors that include, but are not limited to, analysis of specific customers, historical trends, current economic conditions and other information.

      CITGO has two limited purpose consolidated subsidiaries, CITGO Funding Corporation and CITGO Funding Corporation II, which established non-recourse agreements to sell trade accounts and credit card receivables to independent third parties. Under the terms of the agreements, new receivables are added to the pool as collections (administered by CITGO) reduce previously sold receivables. The amounts of trade accounts receivable sold at any one time is limited to a maximum of $225 million (increased from $125 million through an amendment in April 2000). The agreement to sell trade accounts receivable was extended in April 2001 for one year, and is renewable for successive one-year terms by mutual agreement. In October 2001, the agreement to sell up to $150 million of credit card receivables expired and CITGO chose not to renew it. Fees and expenses of $7.6 million, $16 million and $15.2 million related to the agreements were recorded as other expense during the years ended December 31, 2001, 2000 and 1999, respectively. In 2000, CITGO realized a gain of $5 million resulting from the reversal of the allowance for uncollectible accounts related to certain receivables sold.

6.    INVENTORIES

                                                        2001              2000
                                                            (000s OMITTED)
      Refined product                                $   836,683       $   809,953
      Crude oil                                          193,319           269,831
      Materials and supplies                              79,344            76,281
                                                     -----------       -----------

                                                     $ 1,109,346       $ 1,156,065
                                                     ===========       ===========

      At December 31, 2001 and 2000, estimated net market values exceeded historical cost by approximately $174 million and $762 million, respectively.

7.    PROPERTY, PLANT AND EQUIPMENT

                                                                                 2001              2000
                                                                                     (000s OMITTED)
      Land                                                                    $   137,927       $   138,825
      Buildings and leaseholds                                                    470,465           464,542
      Machinery and equipment                                                   3,951,725         3,873,637
      Vehicles                                                                     23,866            23,764
      Construction in process                                                     219,938            82,156
                                                                              -----------       -----------

                                                                                4,803,921         4,582,924
      Accumulated depreciation and amortization                                (1,511,366)       (1,295,647)
                                                                              -----------       -----------

                                                                              $ 3,292,555       $ 3,287,277
                                                                              ===========       ===========

      Depreciation expense for 2001, 2000 and 1999 was $220 million, $222 million and $214 million, respectively.

      Other income (expense) includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $24 million, $11 million and $18 million in 2001, 2000 and 1999, respectively.

8.    INVESTMENTS IN AFFILIATES

      CITGO - In addition to LYONDELL-CITGO, CITGO's investments in affiliates consist of equity interests of 6.8 percent to 50 percent in joint interest pipelines and terminals, including a 15.79 percent interest in Colonial Pipeline Company; a 49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49 percent partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded CITGO's equity in the underlying net assets by approximately $134 million and $138 million at December 31, 2001 and 2000, respectively.

      At December 31, 2001 and 2000, NISCO had a partnership deficit. CITGO's share of this deficit, as a general partner, was $39.5 million and $50.1 million at December 31, 2001 and 2000, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

      Information on CITGO's investments, including LYONDELL-CITGO, follows:

                                                                           DECEMBER 31,
                                                                ------------------------------------
                                                                  2001          2000          1999
                                                                            (000s OMITTED)
      Investments in affiliates (excluding NISCO)               $678,558      $688,863      $734,822
      Equity in net income of affiliates                         109,244        58,771        21,348
      Dividends and distributions received from affiliates       152,185       126,350       102,339

      Selected financial information provided by the affiliates is summarized as follows:

                                                                                     DECEMBER 31,
                                                                     ------------------------------------------
                                                                        2001             2000           1999
                                                                                   (000s OMITTED)
      Summary of financial position:
         Current assets                                              $  549,670      $  618,769      $  469,101
         Noncurrent assets                                            3,231,177       2,943,622       2,853,786
         Current liabilities (including debt of $685,089,
            $729,806 and $625,006 at December 31,
            2001, 2000, and 1999, respectively)                       1,234,253       1,328,662       1,034,181
         Noncurrent liabilities (including debt of
            $1,460,196, $1,247,069, and $1,046,317
            at December 31, 2001, 2000, and 1999,
            respectively)                                             2,082,573       1,874,465       1,681,558

      Summary of operating results:
         Revenues                                                    $4,547,632      $5,146,546      $3,559,451
         Gross profit                                                   778,766         696,320         567,749
         Net income                                                     397,494         324,282         237,906

      PDVMR - PDVMR has a 25 percent interest in Needle, which is accounted for using the equity method. PDVMR received cash distributions of approximately $1.3 million and $0.3 million in 2001 and 2000, respectively, from Needle. The carrying value of this investment exceeded PDVMR's equity in the underlying net assets by approximately $5.1 million and $5.4 million at December 31, 2001 and 2000, respectively.

      Selected financial information for 2001, 2000 and 1999 provided by Needle is shown below:

                                                                                     DECEMBER 31,
                                                                     ------------------------------------------
                                                                        2001             2000           1999
                                                                                   (000s OMITTED)
      Summary of financial position:
         Current assets                                              $   16,534      $   19,528      $   16,723
         Noncurrent assets                                               57,773          61,960          61,459
         Current liabilities                                              6,138           8,327           5,228

      Summary of operating results:
         Revenues                                                        55,504          74,836          61,845
         Gross profit                                                     2,864           3,997           9,509
         Net earnings                                                         7           1,207           6,729

9.    SHORT-TERM BANK LOANS

      As of December 31, 2001, CITGO has established $190 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 2001, 2000 and 1999 were 2.3 percent, 6.4 percent and 5.5 percent, respectively. CITGO had $-0- and $38 million of borrowings outstanding under these facilities at December 31, 2001 and 2000, respectively.

10.   LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                            2001              2000
                                                                                (000s OMITTED)
      Revolving bank loans - CITGO                                      $   359,500       $        --

      Revolving bank loan - PDVMR                                            32,000                --

      Senior Notes $200 million face amount, due 2006 with
         interest rate of 7.875%                                            199,867           199,837

      Senior Notes due 2003 with interest rate of 7.875%                    499,117           498,614

      Private Placement Senior Notes, due 2006 with
         interest rate of 9.30%                                              56,819            96,753

      Master Shelf Agreement Senior Notes, due 2002 to
         2009 with interest rates from 7.17% to 8.94%                       260,000           260,000

      Tax-Exempt Bonds, due 2004 to 2031 with variable
         and fixed interest rates                                           357,370           329,370

      Taxable Bonds, due 2026 to 2028 with variable interest rates          146,000           174,000

      Cit-Con bank credit agreement                                              --             7,143
                                                                        -----------       -----------
                                                                          1,910,673         1,565,717
      Current portion of long-term debt                                    (107,864)          (47,078)
                                                                        -----------       -----------

                                                                        $ 1,802,809       $ 1,518,639
                                                                        ===========       ===========

      REVOLVING BANK LOANS (CITGO) - CITGO's credit agreements with various banks consist of: (i) a $400 million, five-year, revolving bank loan maturing in May 2003; (ii) a $150 million, 364-day, revolving bank loan; and (iii) a $25 million 364-day revolving bank loan established May 28, 2001, all of which are unsecured and have various borrowing maturities and interest rate options. Interest rates on the revolving bank loans ranged from 2.5 percent to 2.9 percent at December 31, 2001; $360 million was outstanding under these credit agreements at December 31, 2001.

      On May 11, 2001, CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

      REVOLVING BANK LOANS (PDVMR) - PDVMR had a revolving credit facility with a consortium of banks which was committed through April 28, 2002, and allowed for borrowings up to $75 million at various interest rates. Inventories and accounts receivable of PDVMR were pledged as collateral. The weighted average interest rate at December 31, 2001 was 2.5 percent. PDVMR canceled this facility effective January 23, 2002.

      SHELF REGISTRATION - In April 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, CITGO entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by CITGO under the shelf registration. No amounts were sold under this agreement as of December 31, 2001.

      SENIOR NOTES DUE 2003 - In August 1993, the Company issued $1 billion principal amount of Senior Notes with interest rates ranging from 7.25 percent to 7.875 percent with due dates ranging from 1998 to 2003. Interest on these notes is payable semiannually, commencing February 1, 1994. The Senior Notes represent senior unsecured indebtedness of the Company, and are structurally subordinated to the liabilities of the Company's subsidiaries. The Senior Notes are guaranteed by PDVSA and Propernyn B.V., a Dutch limited liability company whose ultimate parent is PDVSA.

      PRIVATE PLACEMENT - At December 31, 2001, CITGO has outstanding approximately $57 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments in November and interest is payable semiannually in May and November.

      MASTER SHELF AGREEMENT - At December 31, 2001, CITGO has outstanding $260 million of privately placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

      COVENANTS - The various debt agreements above contain certain covenants that, depending upon the level of capitalization and earnings of the Companies, could impose limitations on the ability of the Companies to pay dividends, incur additional debt, place liens on property, and sell fixed assets. The Companies were in compliance with the debt covenants at December 31, 2001.

      TAX-EXEMPT BONDS - At December 31, 2001, through state entities, CITGO has outstanding $74.8 million of industrial development bonds for certain Lake Charles port facilities and pollution control equipment and $262.7 million of environmental revenue bonds to finance a portion of CITGO's environmental facilities at its Lake Charles and Corpus Christi refineries and at the LYONDELL-CITGO refinery. Additional credit support for these bonds is provided through letters of credit. The bonds bear interest at various floating rates which ranged from 2.5 percent to 6.0 percent at December 31, 2001 and 4.7 percent to 6.0 percent at December 31, 2000.

      PDVMR has issued $19.9 million of variable rate pollution control bonds, with interest currently paid monthly. The bonds have one payment at maturity in the year 2008 to retire the principal, and principal and interest payments are guaranteed by a $20.3 million letter of credit.

      TAXABLE BONDS - At December 31, 2001, through state entities, CITGO has outstanding $146 million of taxable environmental revenue bonds to finance a portion of CITGO's environmental facilities at its Lake Charles refinery and at the LYONDELL-CITGO refinery. Such bonds are secured by letters of credit and have floating interest rates (3.1 percent at December 31, 2001 and 6.6 percent at December 31, 2000). At the option of CITGO and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. As of December 31, 2001, $49 million of originally issued taxable bonds had been converted to tax-exempt bonds.

      CIT-CON BANK CREDIT AGREEMENT - The Cit-Con bank credit agreement consisted of a term loan collateralized by throughput agreements of the owner companies. The loan contained various interest rate options (weighted average effective rate of 7.6 percent at December 31, 2000), and required quarterly principal payments through December 31, 2001.

      DEBT MATURITIES - Future maturities of long-term debt as of December 31, 2001 are: 2002 - $108 million; 2003 - $880 million; 2004 - $47 million;
      2005 - $11 million; 2006 - $251 million; and $614 million thereafter.

      INTEREST RATE SWAP AGREEMENTS - CITGO has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                                                                   NOTIONAL PRINCIPAL AMOUNT
                                                                   -------------------------
                                  EXPIRATION        FIXED RATE        2001             2000
         VARIABLE RATE INDEX         DATE              PAID               (000s OMITTED)
         J.J. Kenny              February 2005         5.30%        $12,000          $12,000
         J.J. Kenny              February 2005         5.27%         15,000           15,000
         J.J. Kenny              February 2005         5.49%         15,000           15,000
                                                                    -------          -------
                                                                    $42,000          $42,000
                                                                    =======          =======

      Interest expense includes $0.6 million and $1.5 million in 2000 and 1999, respectively, related to net settlements on these agreements. Effective January 1, 2001, changes in the fair value of these agreements is recorded in other income (expense). The fair value of these agreements at December 31, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $2.8 million, the offset of which is recorded in the balance sheet caption other current liabilities.

11.   EMPLOYEE BENEFIT PLANS

      EMPLOYEE SAVINGS - CITGO sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and CITGO makes contributions, including matching of employee contributions, based on plan provisions. CITGO expensed $20 million, $17 million and $18 million related to its contributions to these plans in 2001, 2000 and 1999, respectively.

      PENSION BENEFITS - CITGO sponsors three qualified noncontributory defined benefit pension plans, two covering eligible hourly employees and one covering eligible salaried employees. CITGO also sponsors three nonqualified defined benefit plans for certain eligible employees. The qualified plans' assets include corporate securities, shares in a fixed income mutual fund, two collective funds and a short-term investment fund. The nonqualified plans are not funded.

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

      The following sets forth the changes in benefit obligations and plan assets for the CITGO pension and postretirement plans for the years ended December 31, 2001 and 2000, and the funded status of such plans reconciled with amounts reported in the Companies' consolidated balance sheets:

                                                                PENSION BENEFITS                 OTHER BENEFITS
                                                           -------------------------       -------------------------
                                                              2001            2000           2001           2000
                                                                  (000s OMITTED)               (000s OMITTED)
       CHANGE IN BENEFIT OBLIGATION:
       Benefit obligation at beginning of year             $ 288,188       $ 258,703       $ 206,276       $ 189,032
       Service cost                                           15,680          15,533           5,754           5,769
       Interest cost                                          21,798          19,680          15,708          14,392
       Plan vesting changes                                       --           5,556              --              --
       Actuarial loss                                         23,130             737          40,556           4,463
       Benefits paid                                         (11,879)        (12,021)         (7,598)         (7,380)
                                                           ---------       ---------       ---------       ---------

       Benefit obligation at end of year                     336,917         288,188         260,696         206,276
                                                           ---------       ---------       ---------       ---------

       CHANGE IN PLAN ASSETS:
       Fair value of plan assets at beginning of year        272,889         275,382           1,053             991
       Actual return on plan assets                          (10,185)          6,844              62              62
       Employer contribution                                  13,128           2,684           7,598           7,380
       Benefits paid                                         (11,879)        (12,021)         (7,598)         (7,380)
                                                           ---------       ---------       ---------       ---------

       Fair value of plan assets at end of year              263,953         272,889           1,115           1,053
                                                           ---------       ---------       ---------       ---------

       Funded status                                         (72,965)        (15,299)       (259,581)       (205,223)
       Unrecognized net actuarial (gain) loss                 (1,991)        (62,492)         30,840          (9,717)
       Unrecognized prior service cost                         2,293           2,644              --              --
       Net gain at date of adoption                             (475)           (744)             --              --
                                                           ---------       ---------       ---------       ---------

       Net amount recognized                               $ (73,138)      $ (75,891)      $(228,741)      $(214,940)
                                                           =========       =========       =========       =========

       Amounts recognized in the Companies'
          consolidated balance sheets consist of:
          Accrued benefit liability                        $ (80,238)      $ (83,353)      $(228,741)      $(214,940)
          Intangible asset                                     3,035           3,584              --              --
          Accumulated other comprehensive income               4,065           3,878              --              --
                                                           ---------       ---------       ---------       ---------

       Net amount recognized                               $ (73,138)      $ (75,891)      $(228,741)      $(214,940)
                                                           =========       =========       =========       =========

                                                                PENSION BENEFITS                 OTHER BENEFITS
                                                                -------------------            ---------------------
                                                                2001           2000             2001            2000
       WEIGHTED-AVERAGE ASSUMPTIONS AS OF
          DECEMBER 31,:
          Discount rate                                         7.25%           7.75%           7.25%           7.75%
          Expected return on plan assets                        9.00%           9.00%           6.00%           6.00%
          Rate of compensation increase                         5.00%           5.00%             --              --

      For measurement purposes, a 10 percent pre-65 and an 11 percent post-65 annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. These rates are assumed to decrease 1 percent per year to an ultimate level of 5 percent by 2007 for pre-65 and 2008 for post-65 participants, and to remain at that level thereafter.


                                                                PENSION BENEFITS                        OTHER BENEFITS
                                                       ----------------------------------     ----------------------------------
                                                         2001         2000         1999         2001         2000         1999
                                                                 (000s OMITTED)                         (000s OMITTED)
       Components of net periodic benefit cost:
          Service cost                                 $ 15,680     $ 15,533     $ 19,554     $  5,754     $  5,769     $  6,922
          Interest cost                                  21,798       19,680       17,899       15,708       14,392       13,040
          Expected return on plan assets                (24,165)     (24,397)     (22,531)         (63)         (59)         (57)
          Amortization of prior service cost                351          143           40           --           --           --
          Amortization of net gain at date
             of adoption                                   (268)        (268)        (268)          --           --           --
          Recognized net actuarial gain                  (3,021)      (4,824)      (1,649)          --      (17,254)          --
                                                       --------     --------     --------     --------     --------     --------

       Net periodic benefit cost                       $ 10,375     $  5,867     $ 13,045     $ 21,399     $  2,848     $ 19,905
                                                       ========     ========     ========     ========     ========     ========

       One-time adjustment                             $     --     $  2,875     $     --     $     --     $     --     $     --
                                                       ========     ========     ========     ========     ========     ========

      Actuarial gains (or losses) related to the postretirement benefit obligation are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5 percent of the accumulated postretirement benefit obligation.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $33.4 million, $29.3 million and $0, respectively, as of December 31, 2001, and $31.7 million, $28 million and $0, respectively, as of December 31, 2000.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                                              1-PERCENTAGE-     1-PERCENTAGE-
                                                                                             POINT INCREASE     POINT DECREASE
                                                                                             --------------     --------------
                                                                                                      (000's OMITTED)
       Increase (decrease) in total of service and interest cost
         components                                                                              $ 3,580            $ (2,850)

       Increase (decrease) in postretirement benefit obligation                                   39,683             (32,151)

      EMPLOYEE SEPARATION PROGRAMS - During 1997, CITGO's senior management implemented a Transformation Program that resulted in certain personnel reductions (the "Separation Programs"). CITGO expensed approximately $0.3 million, $1 million and $7 million for the years ended December 31, 2001, 2000 and 1999, respectively, relating to the Separation Programs.

      PDVMR PENSION PLANS - In connection with the creation of PDVMR, on May 1, 1997, PDVMR assumed the responsibility for a former partnership's pension plans, which include both a qualified and a nonqualified plan which were frozen at their current levels on April 30, 1997. The plans cover former employees of the partnership who were participants in the plans as of April 30, 1997. At December 31, 2001 and 2000, plan assets consisted of equity securities, bonds and cash.

      The following sets forth the changes in benefit obligations and plan assets for the PDVMR pension plans for the years ended December 31, 2001 and 2000, and the funded status of such plans reconciled with amounts reported in the Companies' consolidated balance sheets:

                                                                                                2001           2000
                                                                                             -----------------------
                                                                                                 (000s OMITTED)
       Change in benefit obligation:
          Benefit obligation at beginning of year                                            $ 51,446       $ 50,387
          Interest cost                                                                         3,934          3,823
          Actuarial (gain) loss                                                                    (2)         2,097
          Benefits paid                                                                        (1,788)        (4,861)
                                                                                             --------       --------

       Benefit obligation at end of year                                                       53,590         51,446
                                                                                             --------       --------

       Change in plan assets:
          Fair value of plan assets at beginning of year                                       66,737         69,782
          Actual return on plan assets                                                         (4,661)         1,813
          Employer contribution                                                                    --              3
          Benefits paid                                                                        (1,788)        (4,861)
                                                                                             --------       --------

          Fair value of plan assets at end of year                                             60,288         66,737
                                                                                             --------       --------

          Funded status                                                                         6,698         15,291
          Unrecognized net actuarial loss (gain)                                                6,091         (4,986)
                                                                                             --------       --------

          Prepaid benefit cost                                                               $ 12,789       $ 10,305
                                                                                             ========       ========

                                                                                                2001           2000
                                                                                             -----------------------
       WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
          Discount rate                                                                          7.25%          7.75%
          Expected return on plan assets                                                         9.50%          9.50%

                                                                                                2001           2000
                                                                                             -----------------------
                                                                                                 (000s OMITTED)
       COMPONENTS OF NET PERIODIC BENEFIT CREDIT:
          Interest cost                                                                      $  3,934       $  3,823
          Expected return on plan assets                                                       (6,421)        (6,123)
          Recognized net actuarial loss (gain)                                                      3            (55)
                                                                                             --------       --------

       Net periodic benefit credit                                                           $ (2,484)      $ (2,355)
                                                                                             ========       ========

      The projected benefit obligation of the nonqualified plan (which equals the accumulated benefit obligation for this plan) was $487,000 as of December 31, 2001 and $437,000 as of December 31, 2000. The plan is unfunded.

12.   INCOME TAXES

      The provisions for income taxes are comprised of the following:

                                                 2001            2000            1999
                                                            (000s OMITTED)
       Current:
          Federal                             $   89,014      $  108,130      $  (15,910)
          State                                    5,687           4,614             674
                                              ----------      ----------      ----------

                                                  94,701         112,744         (15,236)

       Deferred                                  118,933          70,386          73,466
                                              ----------      ----------      ----------

                                              $  213,634      $  183,130      $   58,230
                                              ==========      ==========      ==========

      The federal statutory tax rate differs from the effective tax rate due to the following:

       Federal statutory tax rate                   35.0%           35.0%           35.0%
       State taxes, net of federal benefit           0.9%            1.5%            2.6%
       Dividend exclusions                          (1.1)%          (1.2)%          (4.0)%
       Tax settlement                                 --%             --%           (5.7)%
       Foreign tax credit - prior year                --%           (1.2)%            --%
       Foreign tax credit - current year            (0.3)%          (0.3)%            --%
       Other                                        (0.1)%           1.5%            1.1%
                                                    ----            ----            ----

       Effective tax rate                           34.4%           35.3%           29.0%
                                                    ====            ====            ====

      The effective tax rate for 1999 was unusually low due primarily to the favorable resolution in this year with the Internal Revenue Service ("IRS") of significant tax issues related to environmental expenditures.

      Deferred income taxes reflect the net tax effects of: (i) temporary differences between the financial and tax bases of assets and liabilities, and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the net deferred tax liability of the Companies as of December 31, 2001 and 2000 are as follows:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         2001           2000
                                                                           (000s OMITTED)
       Deferred tax liabilities:
          Property, plant and equipment                               $  709,963    $  678,379
          Inventories                                                     93,459       121,606
          Investments in affiliates                                      173,724       163,050
          Other                                                           58,399        59,918
                                                                      ----------    ----------

                                                                       1,035,545     1,022,953
                                                                      ----------    ----------
       Deferred tax assets:
          Postretirement benefit obligations                              88,049        76,396
          Employee benefit accruals                                       52,486        43,682
          Alternative minimum tax credit carryforward                     33,469       123,510
          Net operating loss carryforward                                  1,602            --
          Foreign tax credit carryforward                                  3,091         3,091
          Marketing and promotional accruals                               4,989        13,258
          Other                                                           57,327        89,903
                                                                      ----------    ----------

                                                                         241,013       349,840
                                                                      ----------    ----------

       Net deferred tax liability (of which $1,299 and $43,950
          are included in current liabilities at December 31, 2001
          and 2000, respectively)                                     $  794,532    $  673,113
                                                                      ==========    ==========

      The Companies' alternative minimum tax credit carryforwards are available to offset regular federal income taxes in future years without expiration, subject to certain alternative minimum tax limitations.

      On April 26, 1999, the Companies filed a claim with the IRS for foreign tax credits for Venezuelan income taxes withheld on interest payments from PDVSA to PDV America, Inc. for tax years 1993 through 1995. The total foreign tax credits claimed for these years was approximately $9.8 million. The claim was approved by the IRS and the Joint Committee and the refunds were received in 2001. In addition, the Companies filed a claim for similar foreign tax credits for the 1996 and 1997 tax years. The total foreign tax credits for these years is approximately $8.1 million. The IRS audit for these years is currently in process, but the Companies believe that the claim will be allowed in full and the refunds will be forthcoming.

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

      In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. There are seventeen related lawsuits pending in Corpus Christi, Texas state court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. A trial of the claims of approximately 20 plaintiffs is scheduled for April 2002. Approximately 1,300 claims have been resolved for immaterial amounts.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties as a result of alleged air, soil and groundwater contamination. CITGO has purchased 275 adjacent properties included in the lawsuit and settled those related property damage claims. Over CITGO's objections, the trial court has recently ruled that an agreement by CITGO that purported to provide for settlement of the remaining property damage claims for $5 million payable by it, is enforceable. CITGO will appeal this decision.

      A lawsuit alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court was brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illness. The lawsuit is scheduled for trial in September 2002.

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

      The Companies' accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. The Companies believe the amounts provided in their consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of probable and estimable liabilities and obligations. However, there can be no assurance that the actual amounts required to discharge alleged liabilities and obligations and to comply with applicable laws and regulations will not exceed amounts provided for or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows.

      In 1992, CITGO reached an agreement with the Louisiana Department of Environmental Quality to cease usage of certain surface impoundments at CITGO's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. CITGO and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to a state agency revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the Louisiana Department. A ruling on the proposal, as amended, is expected in 2002 with final closure to begin later in 2002.

      The Texas Natural Resources Conservation Commission conducted environmental compliance reviews at CITGO's Corpus Christi refinery in 1998 and 1999. The Texas Commission issued Notices of Violation ("NOV") related to each of the reviews and proposed fines of approximately $970,000 based on the 1998 review and $700,000 based on the 1999 review. The first NOV was issued in January 1999 and the second NOV was issued in December 1999. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. CITGO is currently engaged in settlement discussions, but is prepared to contest the alleged violations and proposed fines if a reasonable settlement cannot be reached.

      In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the U.S. EPA's allegations and intends to contest this matter.

      In October 1999, the Louisiana Department of Environmental Quality issued CITGO a NOV and Potential Penalty alleging violation of the National Emission Standards for Hazardous Air Pollutants ("NESHAPS") regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. CITGO is in settlement discussions and anticipates resolving this matter in the near future.

      In January and July 2001, CITGO received NOVs from the U.S. EPA alleging violations of the Clean Air Act. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits under the New Source Review provisions of the Clean Air Act. The NOVs to CITGO followed inspections and formal Information Requests regarding the Company's Lake Charles, Louisiana and Corpus Christi, Texas refineries and the Lemont, Illinois refinery operated by CITGO. At U.S. EPA's request, the Company is engaged in settlement discussions, but is prepared to contest the NOVs if settlement discussions fail. If the Company settles or is found to have violated the provisions cited in the NOVs, it would be subject to possible penalties and significant capital expenditures for installation or upgrading of pollution control equipment or technologies.

      In June 1999, a NOV was issued by the U.S. EPA alleging violations of the NESHAPS regulations covering benzene emissions from wastewater treatment operations at the Lemont, Illinois refinery operated by CITGO. CITGO is in settlement discussions with the U.S. EPA. CITGO believes this matter will be consolidated with the matters described in the previous paragraph.

      In 1992, an agreement was reached between CITGO and a former owner concerning a number of environmental issues which provides, in part, that the former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

      Conditions which require additional expenditures may exist with respect to various sites of the Companies including, but not limited to, the Companies' operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

      SUPPLY AGREEMENTS - The Companies purchase the crude oil processed at their refineries and CITGO also purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. In addition to supply agreements with various affiliates (Notes 2 and 4), CITGO has various other crude oil, refined product and feedstock purchase agreements with unaffiliated entities with terms ranging from monthly to annual renewal. CITGO believes these sources of supply are reliable and adequate for its current requirements.

      THROUGHPUT AGREEMENTS - CITGO has throughput agreements with certain pipeline affiliates (Note 8). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, CITGO may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. CITGO currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 2001, CITGO has no fixed and determinable, unconditional purchase obligations under these agreements.

      COMMODITY DERIVATIVE ACTIVITY - As of December 31, 2001 the Companies' petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options, and over-the-counter swaps. At December 31, 2001, the balance sheet captions other current assets and other current liabilities include $14.6 million and $23.6 million, respectively, related to the fair values of open commodity derivatives.

      OTHER CREDIT AND OFF-BALANCE-SHEET RISK INFORMATION AS OF DECEMBER 31, 2001 - CITGO has guaranteed approximately $12 million of debt of certain CITGO marketers. Such debt is substantially collateralized by assets of these entities. CITGO has also guaranteed approximately $122 million of debt of certain affiliates, including $50 million related to HOVENSA (Note
      2). CITGO and PDVMR have outstanding letters of credit totaling approximately $536 million which includes $497 million related to CITGO's tax-exempt and taxable revenue bonds and $20.3 million related to PDVMR's pollution control bonds (Note 10).

      CITGO has also acquired surety bonds totaling $73 million primarily due to requirements of various government entities. The Company does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

      Neither the Companies nor the counterparties are required to collateralize their obligations under interest rate swaps or over-the-counter derivative commodity agreements. The Companies are exposed to credit loss in the event of nonperformance by the counterparties to these agreements. The Companies do not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions.

      Management considers the credit risk to the Companies related to their commodity and interest rate derivatives to be insignificant during the periods presented.

14.   LEASES

      CITGO leases certain of its Corpus Christi refinery facilities under a capital lease. The basic term of the lease expires on January 1, 2004; however, CITGO may renew the lease until January 31, 2011, the date of its option to purchase the facilities at a nominal amount. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 2001 and 2000. Accumulated amortization related to the leased assets was approximately $126 million and $118 million at December 31, 2001, and 2000, respectively. Amortization is included in depreciation expense.

      The Companies have various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $44 million, $35 million and $35 million in 2001, 2000 and 1999, respectively. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:

                                                   CAPITAL    OPERATING
                                                    LEASE       LEASES       TOTAL
       YEAR                                                  (000s OMITTED)
       2002                                       $ 27,375     $ 47,030    $ 74,405
       2003                                         27,375       38,844      66,219
       2004                                          5,000       26,601      31,601
       2005                                          5,000       21,877      26,877
       2006                                          5,000       17,599      22,599
       Thereafter                                   21,000       18,073      39,073
                                                  --------     --------    --------

       Total minimum lease payments                 90,750     $170,024    $260,774
                                                               ========    ========

       Amount representing interest                 23,428
                                                  --------

       Present value of minimum lease payments      67,322
       Current portion                             (20,358)
                                                  --------

                                                  $ 46,964
                                                  ========

15.   FAIR VALUE INFORMATION

      The following estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts of cash equivalents approximate fair value. The carrying amounts and estimated fair values of the Companies' other financial instruments for which fair value estimates are practicable are as follows:

                                                       2001                           2000
                                           ----------------------------     -------------------------
                                             CARRYING         FAIR          CARRYING        FAIR
                                              AMOUNT          VALUE          AMOUNT         VALUE
                                                 (000s OMITTED)                (000s OMITTED)
       Liabilities:
          Short-term bank loans            $        --     $        --     $   37,500    $    37,500
          Long-term debt                     1,910,673       1,925,799      1,565,717      1,549,337

       DERIVATIVE AND OFF-
          BALANCE-SHEET
          FINANCIAL INSTRUMENTS -
          UNREALIZED LOSSES:
          Interest rate swap agreements         (2,816)         (2,816)            --         (2,049)
          Guarantees of debt                        --          (1,470)            --         (1,069)
          Letters of credit                         --          (5,903)            --         (4,217)
          Surety bonds                              --            (292)            --           (219)

      SHORT-TERM BANK LOANS AND LONG-TERM DEBT - The fair value of short-term bank loans and long-term debt is based on interest rates that are currently available to the Companies for issuance of debt with similar terms and remaining maturities, except for the year 2000 fair values of the Company's $500 million principal amount senior notes due 2003 and $200 million principal amount senior notes due 2006, which were based upon quoted market prices.

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

16.   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands):

       2001                                1ST QTR.      2ND QTR.      3RD QTR.       4TH QTR.

       Sales                              $4,961,551    $5,755,971    $5,168,112    $ 3,715,534
                                          ==========    ==========    ==========    ===========

       Cost of sales and operating
          expenses                        $4,757,046    $5,308,280    $4,986,147    $ 3,683,179
                                          ==========    ==========    ==========    ===========

       Income before cumulative effect
          of change in accounting
          principle                       $  104,470    $  255,465    $   76,158    $   (26,322)
                                          ==========    ==========    ==========    ===========

       Net income (loss)                  $  118,070    $  255,465    $   76,158    $   (26,322)
                                          ==========    ==========    ==========    ===========

       2000                                1ST QTR.      2ND QTR.      3RD QTR.       4TH QTR.
       Sales                              $4,831,545    $5,685,284    $5,882,719    $ 5,757,680
                                          ==========    ==========    ==========    ===========

       Cost of sales and operating
          expenses                        $4,704,585    $5,473,083    $5,646,224    $ 5,546,423
                                          ==========    ==========    ==========    ===========

       Net income                         $   43,729    $   71,660    $  121,244    $    99,636
                                          ==========    ==========    ==========    ===========

17.   OTHER INFORMATION

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

      As a result of this fire, during 2001 PDVMR recorded property losses and related expenses totaling $40.9 million in other income (expense) - net. The Companies record estimated property damage insurance recoveries, up to the amount of recorded losses and related expenses, when the collection of such amounts is probable. Property damage insurance recoveries in excess of the amount of recorded losses and related expenses, and business interruption insurance recoveries are not recognized until such amounts are realized. For 2001, other income (expense)-net includes $34.3 million of insurance recoveries (net of deductibles) related to this event; $31.7 million of this amount is included in accounts receivable at December 31, 2001.

      On September 21, 2001, a fire occurred at the hydrocracker unit of the CITGO Lake Charles refinery. The hydrocracker unit was damaged and operations at other processing units were temporarily affected. Operation of the other refinery units returned to normal on October 16, 2001. Operations at the hydrocracker resumed on November 22, 2001. The Company has insurance coverage for this type of an event and has submitted a notice of loss to its insurance carriers related to the fire, including a claim under its business interruption coverage.

      As a result of this fire, during 2001 CITGO recorded property losses and related expenses totaling $13.4 million in other income (expense), net. Additionally, during 2001 CITGO recorded $18.1 million of insurance proceeds received related to this event in other income (expense), net.

18.   SUBSEQUENT EVENTS

      On January 1, 2002 the Company contributed all of the common stock of Midwest to CITGO. This transaction had no effect on the consolidated financial statements of the Company.

      On January 1, 2002, CITGO acquired the outstanding 35% interest in Cit-Con from Conoco, Inc. The principal asset of Cit-Con is a lubricants refinery in Lake Charles, Louisiana. CITGO plans to continue to operate this facility as a source of lubricants. This transaction will not have a material effect on the consolidated financial position or results of operations of the Company.

                                     ******

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number
------
*3.1        Certificate of Incorporation, Certificate of Amendment of
            Certificate of Incorporation and By-laws of PDV America

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

*10.10      Contribution Agreement among Lyondell Petrochemical Company,
            LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela,
            S.A.

----------
* Previously filed in connection with the Registrant's Registration No. 33-63742, originally filed with the Commission on June 2, 1993.

*10.11 Crude Oil Supply Agreement, dated as of May 5, 1993, between LYONDELL-CITGO Refining Company, Ltd. and Lagoven, S.A.

*10.12 Supplemental Supply Agreement, dated as of May 5, 1993, between LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.

*10.16 Tax Allocation Agreement, dated as of June 24, 1993, among PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., as amended

10.16(i) Second Amendment to the Tax Allocation Agreement among PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., dated as of January 1, 1997.

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

23.1        Consent of Independent Auditors

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