Form 10-Q
period 2002-06-30
PDV AMERICA INC
filed 2002-08-14
CIK 906422

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


                                      N. A.
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                                 1,000
-----------------------------                                 -----
          (Class)                                (outstanding at July 31, 2002)



================================================================================

PDV AMERICA, INC.

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                                                                 PAGE

FACTORS AFFECTING FORWARD LOOKING STATEMENTS......................................................................1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001.........................2

              Condensed Consolidated Statements of Income and Comprehensive Income -
              Three and Six-Month Periods Ended June 30, 2002 and 2001............................................3

              Condensed Consolidated Statement of Shareholder's Equity - Six-Month Period
              Ended June 30, 2002.................................................................................4

              Condensed Consolidated Statements of Cash Flows - Six-Month Periods Ended
              June 30, 2002 and 2001..............................................................................5

              Notes to the Condensed Consolidated Financial Statements............................................6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................16

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................22

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings..................................................................................26

   Item 6.    Exhibits and Reports on Form 8-K...................................................................26

SIGNATURES.......................................................................................................27

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

PDV AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                              JUNE 30,            DECEMBER 31,
                                                                                               2002                   2001
                                                                                           (UNAUDITED)
                                                                                           ------------           ------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                $     43,226           $    116,069
  Accounts receivable, net                                                                    1,110,304                913,068
  Due from affiliates                                                                            52,279                 67,788
  Inventories                                                                                 1,127,993              1,109,346
  Prepaid expenses and other                                                                     77,054                122,921
                                                                                           ------------           ------------
            Total current assets                                                              2,410,856              2,329,192

NOTES RECEIVABLE FROM PDVSA AND AFFILIATE                                                       798,000                798,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                           3,505,395              3,292,555

RESTRICTED CASH                                                                                  36,012                     --

INVESTMENTS IN AFFILIATES                                                                       724,265                700,701

OTHER ASSETS                                                                                    276,437                231,222
                                                                                           ------------           ------------

                                                                                           $  7,750,965           $  7,351,670
                                                                                           ============           ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                                                         130,000                     --
  Accounts payable                                                                              712,670                616,854
  Payables to affiliates                                                                        332,487                265,518
  Taxes other than income                                                                       206,511                219,699
  Other                                                                                         225,592                313,946
  Current portion of long-term debt                                                             531,364                107,864
  Current portion of capital lease obligation                                                    31,404                 20,358
                                                                                           ------------           ------------
            Total current liabilities                                                         2,170,028              1,544,239

LONG-TERM DEBT                                                                                1,470,741              1,802,809

CAPITAL LEASE OBLIGATION                                                                         35,918                 46,964

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                     233,166                218,706

OTHER NONCURRENT LIABILITIES                                                                    217,843                218,766

DEFERRED INCOME TAXES                                                                           831,181                793,233

MINORITY INTEREST                                                                                    --                 23,176

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                     1                      1
  Additional capital                                                                          1,532,435              1,532,435
  Retained earnings                                                                           1,262,962              1,174,806
  Accumulated other comprehensive loss                                                           (3,310)                (3,465)
                                                                                           ------------           ------------
            Total shareholder's equity                                                        2,792,088              2,703,777
                                                                                           ------------           ------------

                                                                                           $  7,750,965           $  7,351,670
                                                                                           ============           ============

           See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       THREE MONTHS                       SIX MONTHS
                                                                      ENDED JUNE 30,                    ENDED JUNE 30,
                                                             ------------------------------     ------------------------------
                                                                 2002              2001             2002              2001
                                                             ------------      ------------     ------------      ------------
REVENUES:

  Net sales                                                  $  4,733,631      $  5,689,901     $  8,355,986      $ 10,585,533
  Sales to affiliates                                              59,810            66,070          108,877           131,989
                                                             ------------      ------------     ------------      ------------
                                                                4,793,441         5,755,971        8,464,863        10,717,522
  Equity in earnings of affiliates                                 30,339            37,190           49,273            60,821
  Interest income from affiliates                                  16,544            16,544           33,088            33,088
  Insurance recoveries                                            115,835                --          210,541                --
  Other income (expense) - net                                     (7,825)            1,100          (14,278)            2,091
                                                             ------------      ------------     ------------      ------------
                                                                4,948,334         5,810,805        8,743,487        10,813,522
                                                             ------------      ------------     ------------      ------------

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses
     (including purchases of $1,642,405, $1,891,288,
     $2,881,253 and $3,477,258 from affiliates)                 4,686,882         5,300,767        8,395,785        10,048,235
  Selling, general and administrative expenses                     75,499            79,022          152,303           139,792
  Interest expense, excluding capital lease                        27,798            28,230           53,867            56,843
  Capital lease interest charge                                     1,894             2,406            3,787             4,813
  Minority interest                                                    --                37               --                71
                                                             ------------      ------------     ------------      ------------
                                                                4,792,073         5,410,462        8,605,742        10,249,754
                                                             ------------      ------------     ------------      ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       156,261           400,343          137,745           563,768

INCOME TAXES                                                       56,254           144,878           49,589           203,833
                                                             ------------      ------------     ------------      ------------

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                 100,007           255,465           88,156           359,935

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,977                               --                --               --            13,600
                                                             ------------      ------------     ------------      ------------

NET INCOME                                                        100,007           255,465           88,156           373,535
                                                             ------------      ------------     ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives, net
         of related income taxes of $(850)                             --                --               --            (1,450)

      Less: reclassification adjustment for derivative
         losses included in net income, net of related
         income taxes of $44, $45, $88, and $184                       77                77              155               314
                                                             ------------      ------------     ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS)                                      77                77              155            (1,136)
                                                             ------------      ------------     ------------      ------------

COMPREHENSIVE INCOME                                         $    100,084      $    255,542     $     88,311      $    372,399
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

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               ACCUMULATED
                                                                                                  OTHER
                                     COMMON STOCK             ADDITIONAL        RETAINED      COMPREHENSIVE
                                 SHARES         AMOUNT         CAPITAL          EARNINGS      (LOSS) INCOME        TOTAL
                               ----------     ----------     ------------     ------------    -------------      ----------

BALANCE, DECEMBER 31, 2001              1     $        1     $  1,532,435     $  1,174,806     $     (3,465)     $2,703,777

Net income                             --             --               --           88,156               --          88,156

Other comprehensive income             --             --               --               --              155             155

                               ----------     ----------     ------------     ------------     ------------      ----------

BALANCE, JUNE 30, 2002                  1     $        1     $  1,532,435     $  1,262,962     $     (3,310)     $2,792,088
                               ==========     ==========     ============     ============     ============      ==========

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                    ------------------------------
                                                                        2002              2001
                                                                    ------------      ------------


CASH FLOWS FROM OPERATING ACTIVITIES                                $    134,367      $    419,869
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (349,957)          (81,113)
  Proceeds from sales of property, plant and equipment                       547             1,036
  Increase in restricted cash                                            (36,012)               --
  Investments in LYONDELL-CITGO Refining LP                              (18,700)           (5,700)
  Investments in and advances to other affiliates                        (15,918)             (304)
                                                                    ------------      ------------
            Net cash used in investing activities                       (420,040)          (86,081)
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term bank loans                130,000           (37,500)
  Net proceeds from revolving bank loans                                  78,500            16,000
  Proceeds from issuance of tax-exempt bonds                              62,650            25,000
  Payments on taxable bonds                                              (25,000)          (25,000)
  Payments of capital lease obligations                                       --           (17,276)
  Payments of master shelf agreement notes                               (25,000)               --
  Repayments of other debt                                                (8,320)          (11,577)
                                                                    ------------      ------------
            Net cash provided by (used in) financing activities          212,830           (50,353)
                                                                    ------------      ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (72,843)          283,435

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           116,069            20,751
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     43,226      $    304,186
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized                        $     53,466      $     65,627
                                                                    ============      ============
        Income taxes, net of refunds of $50,700 in 2002             $     45,222      $    184,300
                                                                    ============      ============

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The financial information for PDV America, Inc. ("PDV America") subsequent to December 31, 2001 and with respect to the interim three-month and six-month periods ended June 30, 2002 and 2001 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 2001 on Form 10-K, dated March 29, 2002, for additional information.

         The condensed consolidated financial statements include the accounts of PDV America and its wholly owned subsidiaries, CITGO Petroleum Corporation ("CITGO"), and PDV USA, Inc. ("PDV USA"), as well as CITGO's wholly-owned subsidiaries, VPHI Midwest, Inc. ("VPHI") and its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR") and Cit-Con Oil Corporation, which was 65% owned by CITGO through December 31, 2001 (collectively, "the Companies"). On January 1, 2002, CITGO acquired the outstanding 35 percent interest in Cit-Con from Conoco, Inc. The principal asset of Cit-Con is a lubricants refinery in Lake Charles, Louisiana. This transaction did not have a material effect on the consolidated financial position or results of operations of PDV America. The legal entity, Cit-Con Oil Corporation, was dissolved effective April 1, 2002.

         On January 1, 2002, PDV America contributed all of the common stock of VPHI to CITGO. This transaction had no effect on the consolidated financial statements of PDV America.

         Certain reclassifications have been made to the June 30, 2001 financial statements to conform to the classifications used for the periods ended June 30, 2002.

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

3.       INVENTORIES

         Inventories, primarily at LIFO, consist of the following:

                                 JUNE 30,        DECEMBER 31,
                                  2002              2001
                              (UNAUDITED)
                             ------------       ------------
                                     (000'S OMITTED)

Refined products             $    778,023       $    836,683
Crude oil                         268,650            193,319
Materials and supplies             81,320             79,344
                             ------------       ------------

                             $  1,127,993       $  1,109,346
                             ============       ============


4.       SHORT-TERM BANK LOANS

         As of July 30, 2002, the Companies had established $150 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the federal funds' interest rates. Maturity options vary up to 30 days. The Companies had $130 million and $0 of borrowings outstanding under these facilities at June 30, 2002 and December 31, 2001, respectively.

5.       LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                       JUNE 30,       DECEMBER 31,
                                                                        2002              2001
                                                                    (UNAUDITED)
                                                                   ------------       ------------
                                                                           (000'S OMITTED)

Revolving bank loans                                               $    470,000       $    391,500

Senior Notes, $200 million face amount, due 2006 with
   interest rate of 7.875%                                              199,882            199,867

Senior Notes due August 1, 2003 with interest rate of 7.875%            499,384            499,117

Private Placement Senior Notes, due 2002 to 2006 with
   interest rate of 9.30%                                                56,819             56,819

Master Shelf Agreement Senior Notes, due 2003 to
   2009 with interest rates from 7.17% to 8.94%                         235,000            260,000

Tax Exempt Bonds, due 2004 to 2032 with variable
   and fixed interest rates                                             420,020            357,370

Taxable Bonds, due 2026 to 2028 with variable interest rates            121,000            146,000
                                                                   ------------       ------------
                                                                      2,002,105          1,910,673
Current portion of long-term debt                                      (531,364)          (107,864)
                                                                   ------------       ------------

                                                                   $  1,470,741       $  1,802,809
                                                                   ============       ============


         The Companies' revolving bank loan agreements with various banks mature in May 2003 and consist of (i) a $400 million, five-year, revolving bank loan; (ii) a $150 million, 364-day, revolving bank loan; and (iii) a $25 million, 364-day, revolving bank loan. The Companies intend to replace the revolving bank loans when they mature.

         On March 20, 2002, the Companies issued $25 million of tax exempt revenue bonds due 2032. The proceeds were used to redeem $25 million of taxable Gulf Coast environmental facilities revenue bonds due 2032.

         On May 3, 2002, the Companies issued $7.7 million of environmental facilities revenue bonds due 2032. On June 28, 2002, the Companies issued $30 million of environmental facilities revenue bonds due 2032. The proceeds from both of these issuances will be used for capital projects at the Lemont refinery. Restricted cash of $36 million at June 30, 2002 represents highly liquid investments held in trust accounts in accordance with these bond agreements. Funds are released solely for financing the qualified capital expenditures as defined in the bond agreements.

6.       INVESTMENT IN LYONDELL-CITGO REFINING LP

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

         On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had declared force majeure under the contract described above. As of December 31, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO had not been reduced due to PDVSA's declaration of force majeure. On January 22, 2002, PDVSA notified LYONDELL-CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expected to deliver approximately 20 percent less than the contract volume and PDVSA indicated that force majeure will be in effect until at least June 2002. To date, there have been no updates to the January 22, 2002 notification, and as a result, force majeure remains in effect. PDVSA delivered approximately 83 percent of the contractual crude oil volume during the second quarter of 2002. In the six months ended June 30, 2002, PDVSA delivered approximately 86 percent of the contractual crude oil volume. When PDVSA reduces its delivery of crude oil under the crude oil supply contract, LYONDELL-CITGO may obtain alternative sources of crude oil which may result in reduced operating margins. As a result, LYONDELL-CITGO estimates that crude oil costs in the quarter and the six-month period ended June 30, 2002 were increased by $17 million. The future effect of this declaration on LYONDELL-CITGO's crude oil supply and the duration of this situation are not known at this time.

         CITGO has notes receivable from LYONDELL-CITGO which total $35 million at June 30, 2002 and December 31, 2001. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                          (000s omitted)

                                                    June 30,         December 31,
                                                     2002                2001
                                                 ------------        ------------
                                                 (Unaudited)

Carrying value of investment                     $    528,927        $    507,940
Notes receivable                                       35,278              35,278
Participation interest                                     41%                 41%

Summary of financial position:
   Current assets                                $    281,000        $    227,000
   Non current assets                               1,419,000           1,434,000
   Current liabilities (including debt of             802,000             377,000
        $460,000 and $50,000 at June 30,
        2002 and December 31, 2001,
        respectively)
   Non current liabilities (including debt            345,000             776,000
       of $0 and $450,000 at June 30,
       2002 and December 31, 2001,
       respectively)
   Member's equity                                    553,000             508,000

                                       Six Months Ended June 30,
                                    -------------------------------
                                        2002               2001
                                    ------------       ------------
                                             (Unaudited)
Equity in net income                $     38,089       $     39,220
Cash distribution received                35,802             37,002

Summary of operating results:
   Revenue                          $  1,545,725       $  1,841,785
   Gross profit                          145,384            166,324
   Net income                            104,325            107,507



     LYONDELL-CITGO's 18-month term loan and working capital revolver will mature in January 2003. The Owners are currently reviewing financing alternatives to address this situation.

7.       COMMITMENTS AND CONTINGENCIES

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

         A class action lawsuit brought by four former marketers of the UNO-VEN Company ("UNO-VEN") in U.S. District Court in Wisconsin against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's 1997 acquisition of Unocal's interest in UNO-VEN has resulted in the judge granting PDVMR's motion for summary judgment. The plaintiffs are appealing the summary judgment. PDVMR and its parent, VPHI, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including this matter.

         A lawsuit is pending against PDVMR and CITGO in Illinois state court which claims damages as a result of PDVMR invoicing a partnership in which it is a partner, and an affiliate of the other partner of the partnership, alleging excessive charges for electricity utilized by these entities' facilities located adjacent to the Lemont, Illinois refinery. The electricity supplier to the refinery is seeking recovery from the Companies of alleged underpayments for electricity. The Companies have denied all allegations and are pursuing their defenses.

         In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. There are seventeen related lawsuits pending in Corpus Christi, Texas state court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. A trial of the claims of approximately 20 plaintiffs which began in April 2002 is currently stayed. Approximately 1,300 claims have been resolved for immaterial amounts.

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

         A lawsuit alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illness has been settled by CITGO for an immaterial amount.

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

         CITGO is among defendants to putative class action and individual lawsuits in New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. These actions allege that MTBE poses public health risks and seek testing, damages and remediation of the alleged contamination. These matters are in early stages of discovery. One of the Illinois cases was consolidated in U.S. District Court in New York with the case pending in New York and the judge in the case denied the plaintiffs' motion for class certification.

         In August 1999, the U.S. Department of Commerce rejected a petition filed by a group of independent oil producers to apply antidumping measures and countervailing duties against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. The petitioners appealed this decision before the U.S. Court of International Trade based in New York, where the matter is still pending. On September 19, 2000, the Court of International Trade remanded the case to the Department of Commerce with instructions to reconsider its August 1999 decision. The Department of Commerce was required to make a revised decision as to whether or not to initiate an investigation within 60 days. The Department of Commerce appealed to the U.S. Court of Appeals for the Federal Circuit, which dismissed the appeal as premature on July 31, 2001. The Department of Commerce issued its revised decision, which again rejected the petition, in August 2001. The revised decision is awaiting review by the Court of International Trade.

         Approximately 280 lawsuits are currently pending against the Companies in state and federal courts, primarily in Louisiana, Texas, and Illinois. The cases were brought by former employees and contractors seeking damages for asbestos related illnesses allegedly resulting from exposure at refineries owned or operated by the Companies in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, there are multiple defendants. In some cases, the Companies are indemnified by or have the right to seek indemnification for losses and expense that they may incur from prior owners of the refineries or employers of the claimants. The Companies do not believe that the resolution of the cases will have an adverse material effect on their financial condition or results of operations.

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

         In 1992, CITGO reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at the Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. CITGO and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the LDEQ. The LDEQ issued an administrative order in June 2002 that addressed the requirements and schedule for proceeding to develop and implement the corrective action or closure plan for these surface impoundments and related waste units. Compliance with the terms of the administrative order will begin in 2002.

         The Texas Natural Resources Conservation Commission ("TNRCC") conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. CITGO and TNRCC have agreed to settle all matters related to the compliance reviews. CITGO has agreed to revise certain environmental practices and reports and has agreed to pay $750 thousand.

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

         In January and July 2001, CITGO received Notices of Violation ("NOVs") from the U.S. EPA alleging violations of the Federal Clean Air Act. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits under the New Source Review provisions of the Clean Air Act. The NOV's to CITGO followed inspections and formal Information Requests regarding the Lake Charles, Louisiana and Corpus Christi, Texas refineries and the Lemont, Illinois refinery which at the time was operated by CITGO but not owned by CITGO. At the U.S. EPA's request, CITGO is engaged in settlement discussions, but is prepared to contest the NOVs if settlement discussions fail. If CITGO settles or is found to have violated the provisions cited in the NOVs, it would be subject to possible penalties and significant capital expenditures for installation or upgrading of pollution control equipment or technologies.

         In June 1999, a NOV was issued by the U.S. EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants regulations covering benzene emissions from wastewater treatment operations at the Lemont, Illinois refinery operated by CITGO. CITGO is in settlement discussions with the U.S. EPA. CITGO believes this matter will be consolidated with the matters described in the previous paragraph.

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

         DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of June 30, 2002 the Companies' petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts and over-the-counter swaps. At June 30, 2002, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $19 million and $13 million, respectively, related to the fair values of open commodity derivatives.

         The Companies have also entered into various interest rate swaps to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at June 30, 2002, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

8.       RELATED PARTY TRANSACTIONS

         CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions which entitle PDVSA to reduce the quantity of crude oil and feedstocks delivered under the crude oil supply agreements under specified circumstances. On February 9, 2001, PDVSA notified CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. During 2001, PDVSA deliveries of crude oil to CITGO were slightly less than contractual base volumes due to this declaration of force majeure. Therefore, CITGO was required to obtain alternative sources of crude oil, which resulted in lower operating margins. On January 22, 2002, PDVSA notified CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expected to deliver approximately 20 percent less than the contract volume and PDVSA indicated that force majeure will be in effect until at least June 2002. To date, there have been no updates to the January 22, 2002 notification, and as a result, force majeure remains in effect. PDVSA delivered approximately 81 percent of the contractual crude oil volume during the second quarter of 2002. In the six months ended June 30, 2002, PDVSA delivered approximately 87 percent of the contractual crude oil volume. When PDVSA reduces its delivery of crude oil under these crude oil supply agreements, CITGO may obtain alternative sources of crude oil or increase its purchases of refined products which may result in reduced operating margins. As a result, CITGO estimates that crude oil costs during the quarter ended June 30, 2002 were increased by $12 million and during the six months ended June 30, 2002 were increased by $16 million. The future effect of this declaration on CITGO's crude oil supply and the duration of this situation are not known at this time.

         During the first half of 2002, PDVSA did not deliver naphtha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof.

9.       INSURANCE RECOVERIES

         The insurance recoveries of $116 million included in the quarter ended June 30, 2002 and $211 million included in the six-months ended June 30, 2002 relate primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit was operational at the end of May 2002. The Companies have insurance coverage for this type of event including business interruption insurance. The Companies received cash proceeds of $142 million during the quarter ended June 30, 2002 and $243 million during the six months ended June 30, 2002, a portion of which were applied to receivables recorded during 2001. The Companies expect to recover additional amounts related to this event subject to final settlement negotiations.

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

         On January 1, 2002, PDV America contributed all of the common stock of VPHI to CITGO. This transaction had no effect on the consolidated financial statements of PDV America.

         In the quarter ended June 30, 2002, PDV America generated a net income of $100.0 million on total revenue of $4.9 billion compared to net income of $255.5 million on total revenue of $5.8 billion for the same period last year. In the six months ended June 30, 2002, PDV America generated net income of $88.2 million on revenue of $8.7 billion compared to net income of $373.5 million on revenue of $10.8 billion for the same period last year. (See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month and six-month periods ended June 30, 2002 and 2001:



                     PDV AMERICA SALES REVENUES AND VOLUMES

                                             THREE MONTHS           SIX MONTHS            THREE MONTHS         SIX MONTHS
                                            ENDED JUNE 30,        ENDED JUNE 30,         ENDED JUNE 30,      ENDED JUNE 30,
                                         -------------------   -------------------   -------------------   -------------------
                                           2002       2001       2002       2001       2002       2001       2002       2001
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                                       ($ in millions)                       (gallons in millions)

Gasoline                                 $  2,960   $  3,553   $  5,069   $  6,213      3,619      3,508      6,958      6,522
Jet fuel                                      322        456        632        938        472        564      1,004      1,137
Diesel/#2 fuel                                783      1,005      1,540      2,193      1,173      1,264      2,492      2,721
Asphalt                                       183        136        223        186        277        255        354        345
Petrochemicals and industrial products        376        439        674        865        538        604      1,038      1,140
Lubricants and waxes                          149        153        279        295         69         72        128        142
                                         --------   --------   --------   --------   --------   --------   --------   --------
        Total refined product sales         4,773      5,742      8,417     10,690      6,148      6,267     11,974     12,007
Other sales                                    20         14         48         28
                                         --------   --------   --------   --------   --------   --------   --------   --------
        Total sales                      $  4,793   $  5,756   $  8,465   $ 10,718      6,148      6,267     11,974     12,007
                                         ========   ========   ========   ========   ========   ========   ========   ========

         The following table summarizes PDV America's cost of sales and operating expenses for the three-month and six-month periods ended June 30, 2002 and 2001:



                PDV AMERICA COST OF SALES AND OPERATING EXPENSES

                                                                 THREE MONTHS                 SIX MONTHS
                                                                ENDED JUNE 30,              ENDED JUNE 30,
                                                        ---------------------------   ---------------------------
                                                            2002           2001           2002          2001
                                                        ------------   ------------   ------------   ------------
                                                              ($ in millions)             ($ in millions)

Crude oil                                               $      1,294   $      1,455   $      2,186   $      2,781
Refined products                                               2,481          3,063          4,463          5,525
Intermediate feedstocks                                          486            448            752            757
Refining and manufacturing costs                                 303            281            586            582
Other operating costs, expenses and inventory changes            123             54            409            403
                                                        ------------   ------------   ------------   ------------
       Total cost of sales and operating expenses       $      4,687   $      5,301   $      8,396   $     10,048
                                                        ============   ============   ============   ============


         Sales revenues and volumes. Sales decreased $963 million, or approximately 17%, in the three-month period ended June 30, 2002 as compared to the same period in 2001. This was due to a decrease in average sales price of 15% and a decrease in sales volume of 2%. Sales decreased $2.3 billion, or approximately 21%, in the six-month period ended June 30, 2002 as compared to the same period in 2001. This was due to a decrease in average sales price of 21% and a decrease in sales volume of less than 1%. (See PDV America Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates decreased by $7 million for the three-month period ended June 30, 2002 and decreased $12 million for the six-month period ended June 30, 2002 as compared to the same periods in 2001. The decrease was primarily due to the decrease in the earnings of Nelson Industrial Steam Company. The Companies' share of these earnings decreased $4 million, from $3 million in the second quarter of 2001 to $(1) million in the second quarter of 2002, and $12 million, from $9 million in the first six months of 2001 to $(3) million in the first six months of 2002.

         Insurance recoveries. The insurance recoveries of $116 million included in the three months ended June 30, 2002 and $211 million included in the six months ended June 30, 2002 relate primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit was operational at the end of May 2002. The Companies have insurance coverage for this type of event including business interruption insurance. The Companies expect to recover additional amounts related to this event subject to final settlement negotiations.

         Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $614 million or 12%, in the quarter ended June 30, 2002 as compared to the same period in 2001. Cost of sales and operating expenses decreased by $1.7 billion or 16%, in the six months ended June 30, 2002 as compared to the same period in 2001. (See PDV America Cost of Sales and Operating Expenses table above.)

         The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 53% and 58% of total cost of sales and operating expenses for the second quarters of 2002 and 2001, respectively and 53% and 55% for the first six months of 2002 and 2001, respectively. PDV America estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that PDV America can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from PDV America produced products and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, PDV America does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of PDV America which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         Gross margin. The gross margin for the three-month period ended June 30, 2002 was approximately 1.7 cents per gallon, compared to approximately 7.3 cents per gallon for the same period in 2001. The gross margin for the six-month period ended June 30, 2002 was approximately 0.6 cents per gallon, compared to approximately 5.6 cents per gallon for the same period in 2001. In the three-month period ended June 30, 2002, the revenue per gallon component decreased approximately 15% while the cost per gallon component decreased approximately 10%. As a result, the gross margin decreased approximately 5.5 cents on a per gallon basis in the quarter ended June 30, 2002 compared to the same period in 2001. In the six-month period ended June 30, 2002, the revenue per gallon component decreased approximately 21% while the cost per gallon component decreased approximately 16%. As a result, the gross margin decreased approximately 5.0 cents on a per gallon basis in the six months ended June 30, 2002 compared to the same period in 2001. The gross margin is directly affected by changes in selling prices relative to changes in costs. An increase or decrease in the price for crude oil, feedstocks and blending products generally results in a corresponding increase or decrease in prices for refined products. Generally, the effect of changes in crude oil and feedstock prices on PDV America's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. In the first half of 2002, there was a substantial decrease in refined product sales prices without an equivalent decrease in costs resulting in a significant negative impact on PDV America's gross margin and earnings.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $79 million in the second quarter of 2001 to $75 million in the second quarter of 2002, or 4%. Selling, general and administrative expenses increased from $140 million in the first six months of 2001 to $152 million in the same period in 2002, or 9%. The increase for the six-month period is primarily related to sponsorship fees and the start-up expenses related to international operations.

LIQUIDITY AND CAPITAL RESOURCES

         For the six-month period ended June 30, 2002, the Companies' consolidated net cash provided by operating activities totaled approximately $134 million including $243 million from insurance proceeds. Operating cash flows were derived from net income of $88 million, depreciation and amortization of $146 million and changes in operating assets and liabilities of $(100) million. The more significant changes in operating assets and liabilities included the increase in accounts receivable, including receivables from affiliates, of approximately $187 million, the decrease in prepaid expenses of $89 million, and the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $49 million. Additionally, other long-term assets which mainly consist of cost of major refinery turnaround maintenance increased $78 million.

         Net cash used in investing activities totaled $420 million for the six-month period ended June 30, 2002 consisting primarily of capital expenditures of $350 million (compared to $81 million for the same period in 2001), the increase of restricted cash of $36 million, and the increase in investments in affiliates of $35 million. The capital expenditures during the six-month period of 2002 relate primarily to crude unit reconstruction at the Lemont refinery. On August 14, 2001, a fire occurred at the crude distillation unit of the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. The new crude unit was operational at the end of May 2002.

         Net cash provided by financing activities totaled $213 million for the six-month period ended June 30, 2002 consisting primarily of $130 million in proceeds from short term borrowings, $79 million in proceeds from revolving bank loans, and $63 million in proceeds from the tax-exempt bonds. These proceeds are offset in part by the payment of $25 million on master shelf agreement notes and the payment of $25 million on taxable bonds.

         As of June 30, 2002, capital resources available to the Companies included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $25 million and $40 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. PDV America management believes that the Companies have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. In addition, PDV America intends that payment received from its notes receivable from PDVSA will provide funds to service PDV America's $500 million of 7.875% Senior Notes. PDV America periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. PDV America's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time. (See also "Factors Affecting Forward Looking Statements".)

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement expires in June 2003 and is renewable for successive annual terms by mutual agreement.

         The Companies are in compliance with their obligations under their debt financing arrangements at June 30, 2002.

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

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively; therefore, the adoption of SFAS No. 144 did not impact the Companies financial position or results of operations.

PROPOSED ACCOUNTING CHANGE

      The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2003, and that the effect of expensing existing deferred major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At June 30, 2002, the Companies had included turnaround costs of $148 million in other assets. PDV America management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which CITGO operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at June 30, 2002, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives.


                  NON TRADING COMMODITY DERIVATIVES
                   OPEN POSITIONS AT JUNE 30, 2002

                                                                         MATURITY    CONTRACTED    CONTRACT     MARKET
      COMMODITY                          DERIVATIVE                        DATE        VOLUME        VALUE       VALUE
      ---------                          ----------                      --------    ----------    --------     ------
                                                                                                     ($ in millions)
                                                                                                   -------------------

No Lead Gasoline (1)    Futures Purchased                                  2002         599        $    19.4    $  19.8
                        Futures Sold                                       2002         915        $    30.0    $  30.1
                        OTC Swaps (Pay Floating/Receive Floating)(4)       2002          25        $      --    $    --
                        Forward Purchase Contracts                         2002       3,004        $    96.0    $  95.2
                        Forward Sale Contracts                             2002       4,023        $   129.1    $ 127.6

Distillates (1)         Futures Purchased                                  2002       1,256        $    34.5    $  36.5
                        Futures Purchased                                  2003         375        $    10.2    $  10.9
                        Futures Sold                                       2002         317        $     8.9    $   9.1
                        Forward Purchase Contracts                         2002       1,135        $    30.7    $  31.6
                        Forward Sale Contracts                             2002       1,295        $    34.7    $  36.3

Crude Oil (1)           Futures Purchased                                  2002         250        $     6.6    $   6.7
                        Futures Sold                                       2002       1,110        $    28.7    $  29.4
                        Futures Sold                                       2003         400        $     9.8    $  10.1
                        OTC Swaps (Pay Floating/Receive Fixed)(3)          2002       1,270        $      --    $   0.6
                        Forward Purchase Contracts                         2002       8,106        $   202.0    $ 212.1
                        Forward Sale Contracts                             2002       4,883        $   123.5    $ 130.0

Natural Gas (2)         Futures Purchased                                  2002          30        $     1.0    $   1.0

Propane (1)             OTC Swaps (Pay Floating/Receive Fixed)(3)          2002         400        $      --    $   0.8
                        OTC Swaps (Pay Floating/Receive Fixed)(3)          2003         300        $      --    $   0.6


----------
(1)      Thousands of barrels

(2)      Ten-thousands of mmbtu

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4) Pay floating price based on a market index designated in contract; receive floating price based on a different market index designated in contract

                  NON TRADING COMMODITY DERIVATIVES
                   OPEN POSITIONS AT JUNE 30, 2001


                                                                        MATURITY   CONTRACTED      CONTRACT        MARKET
      COMMODITY                           DERIVATIVE                      DATE       VOLUME         VALUE          VALUE
      ---------                           ----------                    --------   ----------      --------      ---------
                                                                                                        ($ in millions)
                                                                                                   -----------------------

No Lead Gasoline (1)     Futures Purchased                                2001         299         $     9.3     $     9.2
                         Futures Sold                                     2001         815         $    27.0     $    24.2
                         OTC Swaps (Pay Floating/Receive Fixed)(3)        2001         200         $      --     $    (0.4)
                         Forward Purchase Contracts                       2001       6,014         $   194.5     $   163.6
                         Forward Sale Contracts                           2001       6,086         $   195.7     $   167.8

Distillates (1)          Futures Purchased                                2001       1,697         $    54.6     $    52.3
                         Futures Purchased                                2002         720         $    22.2     $    21.9
                         OTC Swap Options Purchased                       2001          10         $      --     $      --
                         OTC Swap Options Sold                            2001          10         $      --     $      --
                         OTC Swap Options Purchased                       2002          30         $      --     $      --
                         OTC Swap Options Sold                            2002          30         $      --     $      --
                         Forward Purchase Contracts                       2001       1,092         $    34.3     $    32.1
                         Forward Sale Contracts                           2001       1,482         $    46.2     $    44.9

Crude Oil (1)            Futures Purchased                                2001         947         $    26.2     $    24.7
                         Forward Purchase Contracts                       2001       6,785         $   190.1     $   180.2
                         Forward Sale Contracts                           2001       7,549         $   210.4     $   200.4

Natural Gas (2)          Futures Purchased                                2001          85         $     3.4     $     2.9
                         OTC Swap Options Purchased                       2001         240         $      --     $     0.1
                         OTC Swap Options Sold                            2001         140         $      --     $    (1.3)

----------
(1)      Thousands of barrels

(2)      Ten-thousands of mmbtu

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At June 30, 2002 and 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                    OPEN POSITIONS AT JUNE 30, 2002 AND 2001

                                                                               NOTIONAL
                                 EXPIRATION                  FIXED RATE       PRINCIPAL
VARIABLE RATE INDEX                 DATE                        PAID           AMOUNT
-------------------              ----------                  ----------       ---------
                                                                           ($ in millions)

J.J. Kenny                      February 2005                   5.30%         $     12
J.J. Kenny                      February 2005                   5.27%               15
J.J. Kenny                      February 2005                   5.49%               15
                                                                              --------
                                                                              $     42
                                                                              ========


         The fair value of the interest rate swap agreements in place at June 30, 2002, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million.

          For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                DEBT OBLIGATIONS
                                AT JUNE 30, 2002

                                                                                        EXPECTED
                                FIXED          AVERAGE FIXED       VARIABLE          AVERAGE VARIABLE
EXPECTED MATURITIES           RATE DEBT        INTEREST RATE       RATE DEBT          INTEREST RATE
-------------------         ------------       -------------       ---------         ----------------
                          ($ in millions)                       ($ in millions)

        2002                $         11               9.30%       $        130               3.20%
        2003                         561               7.98%                470               4.20%
        2004                          31               8.02%                 16               5.15%
        2005                          11               9.30%                 --                 --
        2006                         251               8.06%                 --                 --
     Thereafter                      159               7.88%                492               7.99%
                            ------------       ------------        ------------       ------------
       Total                $      1,024               8.01%       $      1,108               5.78%
                            ============       ============        ============       ============

     Fair Value             $      1,048                           $      1,108
                            ============                           ============







                                DEBT OBLIGATIONS
                                AT JUNE 30, 2001


                                                                                        EXPECTED
                               FIXED          AVERAGE FIXED         VARIABLE        AVERAGE VARIABLE
EXPECTED MATURITIES          RATE DEBT        INTEREST RATE         RATE DEBT        INTEREST RATE
-------------------        ------------       -------------       ------------      ----------------
                          ($ in millions)                       ($ in millions)

        2001               $         40               9.11%       $          4               4.67%
        2002                         36               8.78%                 16               5.01%
        2003                        560               7.98%                 --                 --
        2004                         31               8.02%                 16               6.41%
        2005                         11               9.30%                 --                 --
     Thereafter                     380               7.99%                484               8.37%
                           ------------       ------------        ------------       ------------
       Total               $      1,058               8.07%       $        520               8.18%
                           ============       ============        ============       ============

     Fair Value            $      1,079                           $        520
                           ============                           ============

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The required information is incorporated by reference into Part II of this Report from Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           Exhibit 99.1 Certificate Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

         (b)      Reports on Form 8-K:

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PDV AMERICA, INC.

Date: August 14, 2002                           /s/ Carlos Jorda
                                      --------------------------------------
                                                  Carlos Jorda
                                      President and Chief Executive Officer

Date: August 14, 2002                           /s/ Paul Largess
                                      --------------------------------------
                                                  Paul Largess
                                      Chief Accounting Officer and Treasurer

                                  EXHIBIT INDEX



       EXHIBIT
       NUMBER                        DESCRIPTION
       -------                       -----------

        99.1      Certificate Pursuant to Section 1350 of Chapter 63 of
                  Title 18 of the United States Code