Form 10-Q
period 2002-09-30
PDV AMERICA INC
filed 2002-11-08
CIK 906422

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                             ------------------
                                     OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to __________

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


                                      N. A.
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


                  Indicate by check mark whether the registrant (1) has
         filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
         for the past 90 days. Yes X   No
                                  ---    ---
                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         COMMON STOCK, $1.00 PAR VALUE                     1,000
         -----------------------------                     -----
                   (Class)                     (outstanding at October 31, 2002)



================================================================================

PDV AMERICA, INC.

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------
                                                                                                     PAGE

FACTORS AFFECTING FORWARD LOOKING STATEMENTS............................................................1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - September 30, 2002 and
              December 31, 2001.........................................................................2

              Condensed Consolidated Statements of Income and Comprehensive Income -
              Three and Nine-Month Periods Ended September 30, 2002 and 2001............................3

              Condensed Consolidated Statement of Shareholder's Equity - Nine-Month Period
              Ended September 30, 2002..................................................................4

              Condensed Consolidated Statements of Cash Flows - Nine-Month Periods Ended
              September 30, 2002 and 2001...............................................................5

              Notes to the Condensed Consolidated Financial Statements..................................6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................16

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................22

   Item 4.    Controls and Procedures..................................................................27

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings........................................................................28

   Item 6.    Exhibits and Reports on Form 8-K.........................................................28

SIGNATURES.............................................................................................29

CERTIFICATIONS.........................................................................................30

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

         Those forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the forward looking statements. Those risks and uncertainties include changes in the availability and cost of crude oil, feedstocks, blending components and refined products; changes in prices or demand for the Companies' products as a result of competitive actions or economic factors; changes in environmental and other regulatory requirements, which may affect operations, operating costs and capital expenditure requirements; costs and uncertainties associated with technological change and implementation; inflation; and continued access to capital markets and commercial bank financing on favorable terms. In addition, the Companies purchase a significant portion of their crude oil requirements from Petroleos de Venezuela, S.A. ("PDVSA" which may also be used to refer to one or more of its subsidiaries), their ultimate parent corporation, under long-term supply agreements, and could be adversely affected by social, economic and political conditions in Venezuela.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2002            2001
                                                                     (UNAUDITED)
                                                                    ----------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $    27,234     $   116,069
  Accounts receivable, net                                            1,054,058         913,068
  Due from affiliates                                                    58,336          67,788
  Inventories                                                         1,080,993       1,109,346
  Current portion of Notes Receivables from PDVSA                       500,000            --
  Prepaid expenses and other                                             45,577         122,921
                                                                    -----------     -----------
            Total current assets                                      2,766,198       2,329,192

NOTES RECEIVABLE FROM PDVSA AND AFFILIATE                               298,000         798,000

PROPERTY, PLANT AND EQUIPMENT - Net                                   3,576,170       3,292,555

RESTRICTED CASH                                                          33,507            --

INVESTMENTS IN AFFILIATES                                               714,007         700,701

OTHER ASSETS                                                            268,271         231,222
                                                                    -----------     -----------
                                                                    $ 7,656,153     $ 7,351,670
                                                                    ===========     ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                                 119,000            --
  Accounts payable                                                      686,405         616,854
  Payables to affiliates                                                472,640         265,518
  Taxes other than income                                               204,124         219,699
  Other                                                                 217,836         313,946
  Current portion of long-term debt                                     798,385         107,864
  Current portion of capital lease obligation                            21,503          20,358
                                                                    -----------     -----------
            Total current liabilities                                 2,519,893       1,544,239

LONG-TERM DEBT                                                          971,216       1,802,809

CAPITAL LEASE OBLIGATION                                                 35,918          46,964

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                             240,376         218,706

OTHER NONCURRENT LIABILITIES                                            210,779         218,766

DEFERRED INCOME TAXES                                                   825,144         793,233

MINORITY INTEREST                                                          --            23,176

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized,
      issued and outstanding                                                  1               1
  Additional capital                                                  1,532,435       1,532,435
  Retained earnings                                                   1,323,778       1,174,806
  Accumulated other comprehensive loss                                   (3,387)         (3,465)
                                                                    -----------     -----------
            Total shareholder's equity                                2,852,827       2,703,777
                                                                    -----------     -----------
                                                                    $ 7,656,153     $ 7,351,670
                                                                    ===========     ===========

See notes to condensed consolidated financial statements

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS                     NINE MONTHS
                                                                      ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                      -------------------              -------------------
                                                                     2002             2001            2002             2001
                                                                     ----             ----            ----             ----
REVENUES:
  Net sales                                                      $  5,342,794     $  5,090,755     $ 13,698,780     $ 15,676,288
  Sales to affiliates                                                  67,777           77,357          176,654          209,346
                                                                 ------------     ------------     ------------     ------------
                                                                    5,410,571        5,168,112       13,875,434       15,885,634
  Equity in earnings of affiliates                                     28,132           36,722           77,405           97,543
  Interest income from affiliates                                      16,544           16,544           49,632           49,632
  Insurance recoveries                                                 46,326             --            256,867             --
  Other expense - net                                                 (11,312)         (17,358)         (25,590)         (15,267)
                                                                 ------------     ------------     ------------     ------------
                                                                    5,490,261        5,204,020       14,233,748       16,017,542
                                                                 ------------     ------------     ------------     ------------

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses
     (including purchases of $2,103,726, $1,803,022,
     $4,989,436 and $5,280,280 from affiliates)                     5,298,606        4,979,758       13,694,391       15,027,993
  Selling, general and administrative expenses                         67,545           73,625          219,848          213,417
  Interest expense, excluding capital lease                            27,471           27,123           81,338           83,966
  Capital lease interest charge                                         1,615            2,157            5,402            6,970
  Minority interest                                                      --                957             --              1,028
                                                                 ------------     ------------     ------------     ------------
                                                                    5,395,237        5,083,620       14,000,979       15,333,374
                                                                 ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                            95,024          120,400          232,769          684,168

INCOME TAXES                                                           34,208           44,242           83,797          248,075
                                                                 ------------     ------------     ------------     ------------

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                      60,816           76,158          148,972          436,093

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,977                                 --               --               --             13,600
                                                                 ------------     ------------     ------------     ------------
NET INCOME                                                             60,816           76,158          148,972          449,693
                                                                 ------------     ------------     ------------     ------------

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives, net
         of related income taxes of $(850)                               --               --               --             (1,450)
      Less: reclassification adjustment for derivative
         losses included in net income, net of related income
         taxes of $43, $46, $130, and $230                                 77               78              232              392
                                                                 ------------     ------------     ------------     ------------
                                                                           77               78              232           (1,058)

   Foreign currency translation loss, net of related
      income taxes of $(86)                                              (154)            --               (154)            --
                                                                 ------------     ------------     ------------     ------------

OTHER COMPREHENSIVE INCOME (LOSS)                                         (77)              78               78           (1,058)
                                                                 ------------     ------------     ------------     ------------

COMPREHENSIVE INCOME                                             $     60,739     $     76,236     $    149,050     $    448,635
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

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                   ACCUMULATED
                                                                                      OTHER
                                  COMMON STOCK       ADDITIONAL       RETAINED    COMPREHENSIVE
                               SHARES    AMOUNT       CAPITAL         EARNINGS    (LOSS) INCOME      TOTAL
                               ------    ------       -------         --------    -------------      -----
BALANCE, DECEMBER 31, 2001        1       $ 1        $1,532,435     $ 1,174,806      $(3,465)     $2,703,777

Net income                       --        --                --         148,972           --         148,972

Other comprehensive income       --        --                --              --           78              78
                                ---       ---        ----------     -----------      -------      ----------
BALANCE, SEPTEMBER 30, 2002       1       $ 1        $1,532,435     $ 1,323,778      $(3,387)     $2,852,827
                                ===       ===        ==========     ===========      =======      ==========

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                              --------------------
                                                                              2002           2001
                                                                              ----           ----
CASH FLOW FROM OPERATING ACTIVITIES (See Note 9)                           $  501,656     $  485,741
                                                                           ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (478,053)      (144,175)
  Proceeds from sales of property, plant and equipment                            718          1,656
  Increase in restricted cash                                                 (33,507)          --
  Investments in LYONDELL-CITGO Refining LP                                   (28,700)       (19,900)
  Investments in and advances to other affiliates                             (19,237)          (304)
                                                                           ----------     ----------
            Net cash used in investing activities                            (558,779)      (162,723)
                                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans                                     119,000         26,500
  Net (repayments of) proceeds from revolving bank loans                     (154,000)       103,350
  Proceeds from loans from affiliates                                           9,000           --
  Proceeds from issuance of tax-exempt bonds                                   62,501         25,000
  Payments on taxable bonds                                                   (25,000)       (25,000)
  Payments of capital lease obligations                                        (9,901)       (17,276)
  Payments of master shelf agreement notes                                    (25,000)          --
  Repayments of other debt                                                     (8,312)       (13,196)
  Dividends paid                                                                 --         (412,700)
                                                                           ----------     ----------
            Net cash used in financing activities                             (31,712)      (313,322)
                                                                           ----------     ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (88,835)         9,696

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                116,069         20,751
                                                                           ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   27,234     $   30,447
                                                                           ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of $1,686 and $1,052 capitalized in 2002 and 2001    $   87,452     $   95,983
                                                                           ==========     ==========
        Income taxes, net of refunds of $51,381 in 2002                    $  (45,293)    $  186,141
                                                                           ==========     ==========

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The financial information for PDV America, Inc. ("PDV America") subsequent to December 31, 2001 and with respect to the interim three-month and nine-month periods ended September 30, 2002 and 2001 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 2001 on Form 10-K, dated March 29, 2002, for additional information.

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

      Certain reclassifications have been made to the September 30, 2001 financial statements to conform to the classifications used for the periods ended September 30, 2002.



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

3.    INVENTORIES

      Inventories, primarily at LIFO, consist of the following:

                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                     2002                    2001
                                                                  (UNAUDITED)
                                                                 -------------            ------------
                                                                            (000'S OMITTED)
      Refined products                                            $   836,085              $   836,683
      Crude oil                                                       160,909                  193,319
      Materials and supplies                                           83,999                   79,344
                                                                  -----------              -----------
                                                                  $ 1,080,993              $ 1,109,346
                                                                  ===========              ===========


4.    SHORT-TERM BANK LOANS

      As of September 30, 2002, the Company had established $140 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the federal funds' interest rates. Maturity options vary up to 30 days. The Company had $119 million and $0 of borrowings outstanding under these facilities at September 30, 2002 and December 31, 2001, respectively.

5.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                2002              2001
                                                                             (UNAUDITED)
                                                                            -------------     ------------
                                                                                     (000'S omitted)
      Revolving bank loans                                                   $   237,500      $   391,500

      Senior Notes, $200 million face amount, due 2006 with
         interest rate of 7.875%                                                 199,890          199,867

      Senior Notes due August 1, 2003 with interest rate 7.875%                  499,521          499,117

      Private Placement Senior Notes, due 2002 to 2006 with interest rate
        of 9.30%                                                                  56,819          56,819

      Master Shelf Agreement Senior Notes, due 2003 to
         2009 with interest rates from 7.17% to 8.94%                            235,000          260,000

      Tax Exempt Bonds, due 2004 to 2032 with variable
         and fixed interest rates                                                419,871          357,370

      Taxable Bonds, due 2026 to 2028 with variable interest rates               121,000          146,000
                                                                             -----------      -----------
                                                                               1,769,601        1,910,673
      Current portion of long-term debt                                         (798,385)        (107,864)
                                                                             -----------      -----------
                                                                             $   971,216      $ 1,802,809
                                                                             ===========      ===========

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

      On May 3, 2002, the Companies issued $7.7 million of tax exempt environmental facilities revenue bonds due 2032. On June 28, 2002, the Companies issued $30 million of tax exempt environmental facilities revenue bonds due 2032. The proceeds from both of these issuances will be used for capital projects at the Lemont refinery. Restricted cash of $34 million at September 30, 2002 represents highly liquid investments held in trust accounts in accordance with these bond agreements. Funds are released solely for financing the qualified capital expenditures as defined in the bond agreements.

      CITGO is preparing for a debt offering of up to $250 million from its remaining $400 million shelf registration with the Securities and Exchange Commission. Net proceeds to be received from the sale of the debt securities will be used for general corporate purposes, including capital expenditures and repayment of indebtedness.

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

      On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had declared force majeure under the contract described above. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under the agreement. When PDVSA reduces its delivery of crude oil under the crude oil supply contract, LYONDELL-CITGO may obtain alternative sources of crude oil which may result in increased crude costs. As of December 31, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO had not been reduced due to PDVSA's declaration of force majeure. On January 22, 2002, PDVSA notified LYONDELL-CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expected to deliver approximately 20 percent less than the contract volume. Deliveries remained approximately 20 percent less than contract volume through June 30, 2002. Beginning in July 2002, contract volumes delivered increased and deliveries are returning to contractual levels. PDVSA delivered approximately 95 percent of the contractual crude oil volume during the third quarter of 2002. In the nine months ended September 30, 2002, PDVSA delivered approximately 89 percent of the contractual crude oil volume. Crude oil was purchased in the market to replace the volume not delivered under the contract.

      CITGO has notes receivable from LYONDELL-CITGO which total $35 million at September 30, 2002 and December 31, 2001. The notes bear interest at market rates. Principal and interest are due July 1, 2003. CITGO presently expects that the term of these notes will be extended as a part of the total debt restructuring described below; accordingly, these notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                 (000S OMITTED)
                                                       SEPTEMBER 30,         DECEMBER 31,
                                                           2002                  2001
                                                      -------------        --------------
                                                        (UNAUDITED)

Carrying value of investment                           $   512,630           $   507,940
Notes receivable                                            35,278                35,278
Participation interest                                         41%                   41%

Summary of LYONDELL-CITGO's financial position:
   Current assets                                      $   258,000           $   227,000
   Non current assets                                    1,400,000             1,434,000
   Current liabilities
        Debt                                               463,000                50,000
        Loans from owners                                  265,000                     -
        Other                                              380,000               327,000
   Non current liabilities (including debt                  69,000               776,000
       of $0 and $450,000 at September 30,
       2002 and December 31, 2001,
       respectively)
   Members' equity                                         482,000               508,000

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------------
                                                           2002                  2001
                                                      -------------        --------------
                                                                  (UNAUDITED)
Equity in net income                                   $    56,127           $    69,597
Cash distribution received                                  80,137                92,683

Summary of LYONDELL-CITGO's operating results:
   Revenue                                             $ 2,435,792           $ 2,691,753
   Gross profit                                            216,499               273,484
   Net income                                              153,969               185,822


     LYONDELL-CITGO's 18-month term loan and working capital revolver will mature in January 2003. The Owners have engaged an underwriter and expect to replace these two credit facilities prior to the existing maturity date.

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

      A lawsuit is pending against PDVMR and CITGO in Illinois state court which claims damages as a result of PDVMR invoicing a partnership in which it is a partner, and an affiliate of the other partner of the partnership, allegedly excessive charges for electricity utilized by these entities' facilities located adjacent to the Lemont, Illinois refinery. The Companies believe they will be able to resolve these claims for a non-material amount. The electricity supplier to the refinery is seeking recovery from the Companies of alleged underpayments for electricity. The Companies have denied all allegations and are pursuing their defenses.

      In May 1997, a fire occurred at CITGO's Corpus Christi refinery. Approximately seventeen related lawsuits were filed in federal and state courts in Corpus Christi, Texas against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. In September 2002, CITGO reached an agreement to settle substantially all of the claims related to this incident for an amount that will not have a material financial impact on CITGO.

      Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. A trial involving two plaintiffs resulted in verdicts for CITGO. The Court granted CITGO summary judgment with respect to another group of claims; these rulings have been affirmed by the Fifth Circuit Court of Appeals. Trials of the remaining cases are set to begin in December 2003. CITGO does not expect that the ultimate resolution of these cases will have an adverse material effect on its financial condition or results of operations.

      CITGO is among refinery defendants to state and federal lawsuits in New York and a state action in Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. Plaintiffs claim that MTBE is a defective product and that refiners failed to adequately warn customers and the public about risks associated with the use of MTBE in gasoline. These actions allege that MTBE poses public health risks and seek testing, damages and remediation of the alleged contamination. Plaintiffs filed putative class action lawsuits in federal courts in Illinois, California, Florida and New York. CITGO was named as a defendant in all but the California case. The federal cases were all consolidated in a Multidistrict Litigation case in the United States District Court for the Southern District of New York ("MDL 1358"). In July 2002, the court in the MDL case denied plaintiffs' motion for class certification. In August 2002, a New York state court judge handling two separate but related individual MTBE lawsuits dismissed plaintiffs' product liability claims, leaving only traditional nuisance and trespass claims for leakage from underground storage tanks at gasoline stations near plaintiffs' water wells. The judge in the Illinois state court action is expected to hear plaintiffs' motion for class certification in that case sometime within the next year.

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

      Approximately 310 lawsuits are currently pending against the Companies in state and federal courts, primarily in Louisiana, Texas, and Illinois. The cases were brought by former employees and contractor employees seeking damages for asbestos related illnesses allegedly resulting from exposure at refineries owned or operated by the Companies in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, there are multiple defendants. In some cases, the Companies are indemnified by or have the right to seek indemnification for losses and expense that they may incur from prior owners of the refineries or employers of the claimants. The Companies do not believe that the resolution of the cases will have an adverse material effect on their financial condition or results of operations.

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

      In 1992, CITGO reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at the Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. CITGO and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the LDEQ. The LDEQ issued an administrative order in June 2002 that addressed the requirements and schedule for proceeding to develop and implement the corrective action or closure plan for these surface impoundments and related waste units. Compliance with the terms of the administrative order has begun.

      The Texas Natural Resources Conservation Commission ("TNRCC") conducted a multi-media investigation of the Corpus Christi Refinery during the second quarter of 2002 and has issued a Notice of Enforcement to the Companies which identifies approximately 35 items of alleged violations of Texas environmental regulations. The Companies anticipate that penalties will be proposed with respect to these matters, but no amounts have yet been specified.

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

      In June 2002, a Consolidated Compliance Order and Notice of Potential Penalty was issued by the LDEQ alleging violations of the Louisiana air quality regulations at the Lake Charles, Louisiana refinery. CITGO is in settlement discussions with the LDEQ.

      Various regulatory authorities have the right to conduct, and from time to time do conduct, environmental compliance audits of the Companies' and their subsidiaries' facilities and operations. Those audits have the potential to reveal matters that those authorities believe represent non-compliance in one or more respects with regulatory requirements and for which those authorities may seek corrective actions and/or penalties in an administrative or judicial proceeding. Based upon current information, the Companies are not aware that any such audits or their findings have resulted in the filing of such a proceeding or are the subject of a threatened filing with respect to such a proceeding, nor do the Companies believe that any such audit or their findings will have a material adverse effect on their future business and operating results, except for events otherwise described in their Annual Report on Form 10-K for the year ended December 31, 2001 or in this Quarterly Report on Form 10-Q for the period ended September 30, 2002.

      Conditions which require additional expenditures may exist with respect to various sites of the Companies including, but not limited to, the Companies' operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

      DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of September 30, 2002 the Companies' petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options and over-the-counter swaps. At September 30, 2002, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $26 million and $13 million, respectively, related to the fair values of open commodity derivatives.

      The Companies have also entered into various interest rate swaps to manage their risk related to interest rate changes on their debt. The fair value of the interest rate swap agreements in place at September 30, 2002, based on the estimated amount that the Companies would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $4 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Companies consider the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

8.    RELATED PARTY TRANSACTIONS

      CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions which entitle PDVSA to reduce the quantity of crude oil and feedstocks delivered under the crude oil supply agreements under specified circumstances. On February 9, 2001, PDVSA notified CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. When PDVSA reduces its delivery of crude oil under these crude oil supply agreements, CITGO may obtain alternative sources of crude oil which may result in increased crude costs or increase its purchases of refined products. During 2001, PDVSA deliveries of crude oil to CITGO were slightly less than contractual base volumes due to this declaration of force majeure. Therefore, CITGO was required to obtain alternative sources of crude oil, which resulted in lower operating margins. On January 22, 2002, PDVSA notified CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expected to deliver approximately 20 percent less than the contract volume. Deliveries remained approximately 20 percent less than contract volume through June 30, 2002. Beginning in July 2002, contract volumes delivered increased and deliveries are returning to contractual levels. PDVSA delivered approximately 98 percent of the contractual crude oil volume during the third quarter of 2002. In the nine months ended September 30, 2002, PDVSA delivered approximately 91 percent of the contractual crude oil volume. As a result, CITGO estimates that crude oil costs during the quarter ended September 30, 2002 were increased by $1 million and during the nine months ended September 30, 2002 were increased by $22 million.

      In August 2002, two affiliates entered into agreements to advance excess cash to the Companies from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas") and $10 million with PDV Holding, Inc. ("PDV Holding"). The notes bear interest at rates equivalent to 30-day LIBOR plus .875% payable quarterly. Amounts outstanding on these notes at September 30, 2002 were $5 million and $4 million from PDV Texas and PDV Holding, respectively and are included in payables to affiliates in the accompanying consolidated balance sheet.


9.    INSURANCE RECOVERIES

      The insurance recoveries of $46 million included in the quarter ended September 30, 2002 and $257 million included in the nine-months ended September 30, 2002, relate primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. These recoveries are, in part, reimbursements for expenses incurred in 2002 to mitigate the effect of the fire on the Companies' earnings. The Companies received cash proceeds of $49 million during the quarter ended September 30, 2002 and $292 million during the nine months ended September 30, 2002, a portion of which were applied to receivables recorded during 2001. The Companies expect to recover additional amounts related to this event subject to final settlement negotiations.

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

         In the quarter ended September 30, 2002, PDV America generated net income of $60.8 million on total revenue of $5.5 billion compared to net income of $76.2 million on total revenue of $5.2 billion for the same period last year. In the nine months ended September 30, 2002, PDV America generated net income of $149.0 million on total revenue of $14.2 billion compared to net income of $449.7 million on total revenue of $16.0 billion for the same period last year. (See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of PDV America's sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 2002 and 2001:

                     PDV AMERICA SALES REVENUES AND VOLUMES

                                            THREE MONTHS          NINE MONTHS            THREE MONTHS           NINE MONTHS
                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                        --------------------------------------------  -------------------------------------------
                                           2002       2001       2002        2001        2002       2001       2002       2001
                                           ----       ----       ----        ----        ----       ----       ----       ----
                                                      ($ in millions)                            (gallons in millions)

Gasoline                                 $ 3,363    $ 3,069    $ 8,432      $ 9,282      4,056       3,717    11,014     10,239
Jet fuel                                     359        426        991        1,364        479         556     1,483      1,693
Diesel/#2 fuel                               899        999      2,439        3,192      1,232       1,353     3,724      4,074
Asphalt                                      245        192        468          378        353         365       707        710
Petrochemicals and industrial products       379        308      1,053        1,173        555         501     1,593      1,641
Lubricants and waxes                         143        156        422          451         67          74       195        216
                                        --------------------------------------------  ------------------------------------------
        Total refined product sales        5,388      5,150     13,805       15,840      6,742       6,566    18,716     18,573
Other sales                                   23         18         70           46
                                        --------------------------------------------  ------------------------------------------
        Total sales                      $ 5,411    $ 5,168   $ 13,875     $ 15,886      6,742       6,566    18,716     18,573
                                        ============================================  ==========================================

         The following table summarizes PDV America's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 2002 and 2001:

                PDV AMERICA COST OF SALES AND OPERATING EXPENSES

                                                                         THREE MONTHS                   NINE MONTHS
                                                                      ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                    ------------------------       ----------------------
                                                                       2002          2001            2002          2001
                                                                       ----          ----            ----          ----
                                                                         ($ in millions)              ($ in millions)
Crude oil                                                            $ 1,641        $ 1,257         $ 3,827      $ 4,038
Refined products                                                       2,840          2,767           7,303        8,292
Intermediate feedstocks                                                  352            400           1,104        1,157
Refining and manufacturing costs                                         314            269             900          851
Other operating costs, expenses and inventory changes                    152            287             560          690
                                                                    ------------------------       ----------------------
       Total cost of sales and operating expenses                    $ 5,299        $ 4,980         $13,694     $ 15,028
                                                                    ========================       ======================

         Sales revenues and volumes. Sales increased $243 million, or approximately 5%, in the three-month period ended September 30, 2002 as compared to the same period in 2001. This was due to an increase in average sales price of 2% and an increase in sales volume of 3%. Sales decreased $2 billion, or approximately 13%, in the nine-month period ended September 30, 2002 as compared to the same period in 2001. This was due to a decrease in average sales price of 13%. (See PDV America Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates decreased by $9 million for the three-month period ended September 30, 2002 and decreased by $20 million for the nine-month period ended September 30, 2002 as compared to the same periods in 2001. The decrease for the three month period was primarily due to the change in the earnings of LYONDELL-CITGO, CITGO's share of which decreased $12 million, from $30 million in the third quarter of 2001 to $18 million in the third quarter of 2002. The decrease for the nine-month period was primarily due to the decrease in the earnings of LYONDELL-CITGO and Nelson Industrial Steam Company ("NISCO"). CITGO's share of LYONDELL-CITGO's earnings decreased $14 million, from $70 million in the first nine months of 2001 to $56 million in the first nine months of 2002. CITGO's share of NISCO's earnings decreased $11 million, from $8 million in the first nine months of 2001 to $(3) million in the first nine months of 2002. The decrease in LYONDELL-CITGO's earnings was primarily due to a reduction of contract crude supply and lower margins on crude purchased in the spot market. The decrease in NISCO's earnings was primarily related to a decrease in electricity rates from the prior year.

         Insurance recoveries. The insurance recoveries of $46 million included in the three months ended September 30, 2002 and $257 million included in the nine months ended September 30, 2002, relate primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. These recoveries are, in part, reimbursements for expenses incurred in 2002 to mitigate the effect of the fire on the Companies' earnings. The Companies expect to recover additional amounts related to this event subject to final settlement negotiations.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $319 million or 6%, in the quarter ended September 30, 2002 as compared to the same period in 2001. Cost of sales and operating expenses decreased by $1.3 billion or 9%, in the nine months ended September 30, 2002 as compared to the same period in 2001. (See PDV America Cost of Sales and Operating Expenses table above.)

         The Companies purchase refined products to supplement the production from their refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 54% and 56% of total cost of sales and operating expenses for the third quarters of 2002 and 2001, respectively and 53% and 55% for the first nine months of 2002 and 2001, respectively. PDV America estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that PDV America can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from PDV America produced products and margins may vary due to market conditions and other factors beyond the Companies' control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, PDV America does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of PDV America which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         Gross margin. The gross margin for the three-month period ended September 30, 2002 was approximately 1.7 cents per gallon, compared to approximately 2.9 cents per gallon for the same period in 2001. The gross margin for the nine-month period ended September 30, 2002 was less than one cent per gallon, compared to approximately 4.6 cents per gallon for the same period in 2001. In the three-month period ended September 30, 2002, the revenue per gallon component increased approximately 2% while the cost per gallon component increased approximately 4%. As a result, the gross margin decreased approximately 1.2 cents on a per gallon basis in the quarter ended September 30, 2002 compared to the same period in 2001. In the nine-month period ended September 30, 2002, the revenue per gallon component decreased approximately 13% while the cost per gallon component decreased approximately 10%. As a result, the gross margin decreased approximately 3.6 cents on a per gallon basis in the nine months ended September 30, 2002 compared to the same period in 2001. The gross margin is directly affected by changes in selling prices relative to changes in costs. An increase or decrease in the price for crude oil, feedstocks and blending products generally results in a corresponding increase or decrease in prices for refined products. Generally, the effect of changes in crude oil and feedstock prices on PDV America's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. In the first nine months of 2002, there was a substantial decrease in refined product sales prices without an equivalent decrease in costs resulting in a significant negative impact on PDV America's gross margin and earnings.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $74 million in the third quarter of 2001 to $68 million in the third quarter of 2002, or 8%. Selling, general and administrative expenses increased from $213 million in the first nine months of 2001 to $220 million in the same period in 2002, or 3%. The decrease for the quarter is primarily related to a decrease in incentive compensation. The increase for the nine-month period is primarily related to sponsorship fees, media fees and the start-up expenses related to international operations.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine-month period ended September 30, 2002, the Companies' consolidated net cash provided by operating activities totaled approximately $502 million. Operating cash flows were derived from net income of $149 million, depreciation and amortization of $222 million and changes in operating assets and liabilities of $131 million. The more significant changes in operating assets and liabilities included the increase in accounts receivable, including receivables from affiliates, of approximately $153 million, the decrease in prepaid expenses of $86 million, the increase in income taxes payable of $65 million, and the increase in accounts payable and other current liabilities, including payables to affiliates, of approximately $120 million. Additionally, other long-term assets, which mainly consist of costs of major refinery turnaround maintenance, increased $88 million.

         Net cash used in investing activities totaled $559 million for the nine-month period ended September 30, 2002 consisting primarily of capital expenditures of $478 million (compared to $144 million for the same period in 2001), the increase of restricted cash of $34 million, and investments in affiliates of $48 million. The capital expenditures during the nine-month period of 2002 relate primarily to crude unit reconstruction at the Lemont refinery. On August 14, 2001, a fire occurred at the crude distillation unit of the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. The new crude unit was operational at the end of May 2002.

         Net cash used in financing activities totaled $32 million for the nine-month period ended September 30, 2002 consisting primarily of the payment of $154 million on revolving bank loans, the payment of $25 million on master shelf agreement notes, the payment of $25 million on taxable bonds, the payment of capital lease obligations of $10 million and the net repayments of other debt of $8 million. These payments are offset in part by $119 million in proceeds from short term borrowings, $63 million in proceeds from tax exempt bonds, and $9 million in proceeds from loans from affiliates.

         As of September 30, 2002, capital resources available to the Companies included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $287 million and $21 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO is preparing for a debt offering of up to $250 million from this shelf registration. PDV America management believes that the Companies have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations and other planned expenditures as they arise. In addition, PDV America intends that payment received from its notes receivable from PDVSA will provide funds to service PDV America's $500 million of 7.875% Senior Notes. PDV America periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Companies' ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Companies at that time. (See also "Factors Affecting Forward Looking Statements".)

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement expires in June 2003 and is renewable for successive annual terms by mutual agreement.

         PDV America's and CITGO's senior unsecured debt ratings, as assessed by the three major credit rating agencies, are as follows:

                 ================================================
                                              PDV
                                            America       CITGO
                 -----------------------------------------------
                  Fitch                       BB+          BBB-
                 -----------------------------------------------
                  Moody's                     Ba1          Baa2
                 -----------------------------------------------
                  Standard & Poor's            B            BB-
                 ================================================

         The Companies' debt instruments do not contain any provisions which trigger acceleration of payment or decreases in available borrowing capacity as a result of changes in credit ratings.

         The Companies are in compliance with their obligations under their debt financing arrangements at September 30, 2002.

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


PROPOSED ACCOUNTING CHANGES

         The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2003, and that the effect of expensing existing deferred major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At September 30, 2002, the Companies had included turnaround costs of $136 million in other assets. The Companies' management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

         In May 2002, the FASB issued an exposure draft of a proposed interpretation, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This proposed interpretation would elaborate on the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees that it issued. It would also require a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the proposed interpretation are expected to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are expected to be effective for financial statements of interim or annual periods ending after December 15, 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which CITGO operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at September 30, 2002, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives.

                        NON TRADING COMMODITY DERIVATIVES
                      OPEN POSITIONS AT SEPTEMBER 30, 2002

                                                                        MATURITY    CONTRACTED    CONTRACT   MARKET
    COMMODITY                        DERIVATIVE                           DATE        VOLUME        VALUE     VALUE
    ---------                        ----------                           ----        ------        -----     -----
                                                                                                   ($ in millions)
                                                                                                   ----------------
No Lead Gasoline (1)    Futures Purchased                                 2002           50        $  1.7    $  1.7
                        Futures Sold                                      2002        2,902        $ 99.4    $ 98.1
                        Forward Purchase Contracts                        2002        5,901        $194.7    $204.6
                        Forward Sale Contracts                            2002        4,765        $159.8    $164.3

Distillates (1)         Futures Purchased                                 2002        2,253        $ 72.8    $ 76.6
                        Futures Purchased                                 2003          646        $ 18.3    $ 20.6
                        Futures Sold                                      2002          350        $ 11.8    $ 11.9
                        Futures Sold                                      2003          595        $ 18.7    $ 18.5
                        OTC Options Purchased                             2002           66        $   --    $  0.1
                        OTC Options Sold                                  2002           66        $   --    $ (0.1)
                        Forward Purchase Contracts                        2002          812        $ 26.7    $ 27.3
                        Forward Sale Contracts                            2002        1,255        $ 42.6    $ 42.8

Crude Oil (1)           Futures Purchased                                 2002        2,732        $ 83.0    $ 83.2
                        Futures Purchased                                 2003          595        $ 16.5    $ 16.5
                        Futures Sold                                      2002          377        $ 10.0    $ 11.3
                        Futures Sold                                      2003          475        $ 11.6    $ 13.5
                        Listed Options Purchased                          2002          300        $   --    $   --
                        Listed Options Sold                               2002          300        $   --    $   --
                        OTC Swaps (Pay Floating/Receive Fixed)(3)         2002        1,280        $   --    $ (0.4)
                        Forward Purchase Contracts                        2002        6,794        $178.1    $187.0
                        Forward Sale Contracts                            2002        4,149        $111.5    $116.1

Natural Gas (2)         Futures Sold                                      2002           40        $  1.6    $  1.7

Propane (1)             OTC Swaps (Pay Floating/Receive Fixed)(3)         2002          300        $    --   $ (0.8)
                        OTC Swaps (Pay Floating/Receive Fixed)(3)         2003          300        $    --   $ (0.8)
                        OTC Swaps (Pay Fixed/Receive Floating)(3)         2002           75        $    --   $  0.3
                        OTC Swaps (Pay Fixed/Receive Floating)(3)         2003           75        $    --   $  0.3

------------------------
(1)   Thousands of barrels
(2)   Ten-thousands of mmbtu
(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

                  NON TRADING COMMODITY DERIVATIVES
                OPEN POSITIONS AT SEPTEMBER 30, 2001

                                                                        MATURITY    CONTRACTED    CONTRACT   MARKET
    COMMODITY                        DERIVATIVE                           DATE        VOLUME        VALUE     VALUE
    ---------                        ----------                           ----        ------        -----     -----
                                                                                                   ($ in millions)
                                                                                                   ----------------

No Lead Gasoline (1)     Futures Purchased                               2001          740         $ 22.8    $ 20.0
                         Futures Sold                                    2001          880         $ 24.5    $ 23.8
                         Forward Purchase Contracts                      2001        5,126         $149.4    $135.5
                         Forward Sale Contracts                          2001        3,856         $111.6    $100.9

Distillates (1)          Futures Purchased                               2001        1,483         $ 45.6    $ 42.1
                         Futures Purchased                               2002        1,184         $ 35.7    $ 33.0
                         Futures Purchased                               2003           12         $  0.3    $  0.3
                         Futures Sold                                    2001          959         $ 30.5    $ 27.0
                         Futures Sold                                    2002          600         $ 18.7    $ 16.8
                         OTC Options Purchased                           2001           10         $   --    $   -
                         OTC Options Sold                                2001           10         $   --    $   -
                         OTC Options Purchased                           2002           30         $   --    $   -
                         OTC Options Sold                                2002           30         $   --    $ (0.1)
                         OTC Swaps (Pay Fixed/Receive Floating)(3)       2001            1         $   --    $   -
                         Forward Purchase Contracts                      2001        1,298         $ 38.5    $ 38.0
                         Forward Sale Contracts                          2001        1,321         $ 36.7    $ 36.3
                         Forward Sale Contracts                          2002           25         $  0.8    $  0.7

Crude Oil (1)            Futures Purchased                               2001        1,512         $ 41.9    $ 35.5
                         Futures Purchased                               2002          600         $ 15.8    $ 14.3
                         Futures Sold                                    2001          579         $ 15.7    $ 13.5
                         Listed Options Purchased                        2001          694         $   --    $  0.6
                         Listed Options Sold                             2001        1,194         $   --    $  0.4
                         Forward Purchase Contracts                      2001        4,215         $114.1    $ 98.6
                         Forward Sale Contracts                          2001        3,711         $100.5    $ 86.7

Natural Gas (2)          Futures Sold                                    2001           30         $  0.8    $  0.8
                         Futures Sold                                    2002           20         $  0.6    $  0.6
                         OTC Options Purchased                           2001           60         $   --    $ (0.1)
                         OTC Options Sold                                2001           30         $   --    $ (0.5)
                         OTC Options Sold                                2001           11         $   --    $ (0.1)

-------------------------
(1)   Thousands of barrels
(2)   Ten-thousands of mmbtu
(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a preferred mix of fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At September 30, 2002 and 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT SEPTEMBER 30, 2002 AND 2001


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
                                                                               ----
                                                                               $ 42
                                                                               ====


         The fair value of the interest rate swap agreements in place at September 30, 2002, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $4 million.

          For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT SEPTEMBER 30, 2002

                                                                                      EXPECTED
                                  FIXED      AVERAGE FIXED         VARIABLE        AVERAGE VARIABLE
  EXPECTED MATURITIES           RATE DEBT    INTEREST RATE         RATE DEBT        INTEREST RATE
  -------------------           ---------    -------------         ---------        -------------
                            ($ in millions)                      ($ in millions)
          2002                   $   11           9.30%               $ 119             3.07%
          2003                      561           7.98%                 238             3.94%
          2004                       31           8.02%                  16             4.81%
          2005                       11           9.30%                 --               --
          2006                      252           8.06%                 --               --
       Thereafter                   183           7.90%                 467             8.24%
                                 ------           ----                -----             ----
         Total                   $1,049           8.01%               $ 840             6.23%
                                 ======           ====                =====             ====

       Fair Value                $1,080                               $ 840
                                 ======                               =====

                                DEBT OBLIGATIONS
                              AT SEPTEMBER 30, 2001

                                                                                      EXPECTED
                                  FIXED      AVERAGE FIXED         VARIABLE        AVERAGE VARIABLE
  EXPECTED MATURITIES           RATE DEBT    INTEREST RATE         RATE DEBT        INTEREST RATE
  -------------------           ---------    -------------         ---------        -------------
                            ($ in millions)                      ($ in millions)
          2001                   $   40           9.11%               $  66             3.44%
          2002                       36           8.78%                  18             3.81%
          2003                      560           7.98%                  85             4.45%
          2004                       31           8.02%                  16             5.14%
          2005                       11           9.30%                 --               --
       Thereafter                   380           7.99%                 484             8.14%
                                 ------           ----                -----             ----
         Total                   $1,058           8.07%               $ 669             7.02%
                                 ======           ====                =====             ====

       Fair Value                $1,095                               $ 669
                                 ======                               =====

ITEM 4.  CONTROLS AND PROCEDURES

         The certifying officers of PDV America are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PDV America and have (i) designed such disclosure controls and procedures to ensure that material information relating to PDV America, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared; and (ii) evaluated the effectiveness of the Companies' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on this evaluation, the chief executive officer and the chief financial officer of PDV America have concluded that the Companies' disclosure controls and procedures were effective during the quarter being reported on in this quarterly report.

         PDV America's certifying officers have indicated that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any significant deficiencies or material weaknesses that would require corrective actions.

                           PART II. OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

         The required information is incorporated by reference into Part II of this Report from Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



      (a)   Exhibits

                  Exhibit 99.1 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



      (b)   Reports on Form 8-K:

                  None.

                                                       SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PDV AMERICA, INC.







Date:  November 8, 2002              /s/ Carlos Jorda
                                     ------------------------------------------
                                         Carlos Jorda
                                         President and Chief Executive Officer



Date:  November 8, 2002              /s/ Paul Largess
                                     ------------------------------------------
                                         Paul Largess
                                         Chief Accounting Officer and Treasurer

                                 CERTIFICATIONS

                             QUARTERLY CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Carlos Jorda, President and Chief Executive Officer of PDV America, Inc. ("PDV America"), certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2002 of PDV America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PDV America as of, and for, the periods presented in this quarterly report;

4. PDV America's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PDV America and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to PDV America, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of PDV America's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. PDV America's other certifying officer and I have disclosed, based on our most recent evaluation, to PDV America's auditors and the audit committee of PDV America's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect PDV America's ability to record, process, summarize and report financial data and have identified for PDV America's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in PDV America's internal controls; and

6. PDV America's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: November 8, 2002                          /s/ Carlos Jorda
          ------------------------                ------------------------------
                                                  Name:  Carlos Jorda
                                                  Title: Chief Executive Officer

                             QUARTERLY CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Luis Davila, Chief Financial Officer of PDV America, Inc. ( "PDV America"), certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2002 of PDV America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of PDV America as of, and for, the periods presented in this quarterly report;

4. PDV America's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PDV America and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to PDV America, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of PDV America's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. PDV America's other certifying officer and I have disclosed, based on our most recent evaluation, to PDV America's auditors and the audit committee of PDV America's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect PDV America's ability to record, process, summarize and report financial data and have identified for PDV America's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in PDV America's internal controls; and

6. PDV America's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: November 8, 2002                          /s/ Luis Davila
           ------------------------           ----------------------------------
                                                  Name:  Luis Davila
                                                  Title: Chief Financial Officer

                                 EXHIBIT INDEX

       Exhibit No.          Description
       -----------          -----------
       Exhibit 99.1         Certificate Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.