Form 10-Q
period 2003-03-31
PDV AMERICA INC
filed 2003-05-13
CIK 906422

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER 001-12138

                                PDV AMERICA, INC.
                                ------------------
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

                                      N. A.
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
          such filing requirements for the past 90 days. Yes [X]      No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                                1,000
-----------------------------                                -----
         (Class)                                 (outstanding at April 30, 2003)

================================================================================

PDV AMERICA, INC.

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

TABLE OF CONTENTS

                                                                                                                   PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.....................................................................    1

 PART I.     FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets - March 31, 2003 and
             December 31, 2002...................................................................................   2

             Condensed Consolidated Statements of Income and Comprehensive Income -
             Three-Month Periods Ended March 31, 2003 and 2002...................................................   3

             Condensed Consolidated Statement of Shareholder's Equity - Three-Month Period
             Ended March 31, 2003................................................................................   4

             Condensed Consolidated Statements of Cash Flows - Three-Month Periods Ended
             March 31, 2003 and 2002.............................................................................   5

             Notes to the Condensed Consolidated Financial Statements............................................   6

  Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................................................  17

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................................  24

  Item 4.    Controls and Procedures.............................................................................  28

 PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings...................................................................................  29

  Item 6.    Exhibits and Reports on Form 8-K....................................................................  29

SIGNATURES.......................................................................................................  30

CERTIFICATIONS...................................................................................................  31

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

        This Report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" pertaining to capital expenditures and investments related to environmental compliance, strategic planning, purchasing patterns of refined products and capital resources available to PDV America, Inc. ("PDV America", "our Company", "we", "us", "our", or similar references) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project," "believe" and similar expressions are used to identify forward looking statements.

        Those forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the forward looking statements. Those risks and uncertainties include changes in the availability and cost of crude oil, feedstocks, blending components and refined products; changes in prices or demand for our products as a result of competitive actions or economic factors; changes in environmental and other regulatory requirements, which may affect operations, operating costs and capital expenditure requirements; costs and uncertainties associated with technological change and implementation; inflation; and continued access to capital markets and commercial bank financing on favorable terms. In addition, we purchase a significant portion of our crude oil requirements from Petroleos de Venezuela, S.A. (as defined herein), our ultimate parent corporation, under long-term supply agreements, and could be adversely affected by social, economic and political conditions in Venezuela. (See Exhibit 99.4 to the Form 8-K filed by PDV America on February 25, 2003 for additional information concerning risk factors).

        Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Report. We undertake no obligation to publicly release any revision to these forward looking statements to reflect events or circumstances after the date of this Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                      MARCH 31,
                                                                                        2003       DECEMBER 31,
                                                                                    (UNAUDITED)        2002
                                                                                    --------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $   494,912    $    40,337
  Accounts receivable, net                                                            1,035,596        905,178
  Due from affiliates                                                                    79,985         86,066
  Inventories                                                                           854,261      1,090,915
  Current portion of notes receivable from PDVSA                                        500,000        500,000
  Prepaid expenses and other                                                             67,103         76,384
                                                                                    -----------    -----------
            Total current assets                                                      3,031,857      2,698,880

NOTES RECEIVABLE FROM AFFILIATE                                                         298,000        298,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                   3,780,652      3,750,239

RESTRICTED CASH                                                                          23,522         23,486

INVESTMENTS IN AFFILIATES                                                               676,452        716,469

OTHER ASSETS                                                                            323,369        310,188
                                                                                    -----------    -----------

                                                                                    $ 8,133,852    $ 7,797,262
                                                                                    ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $   507,470    $   830,769
  Payables to affiliates                                                                537,879        387,634
  Taxes other than income                                                               220,985        229,072
  Other                                                                                 269,166        299,810
  Income taxes payable                                                                   76,284              -
  Current portion of long-term debt                                                     531,170        690,325
  Current portion of capital lease obligation                                            22,713         22,713
                                                                                    -----------    -----------
            Total current liabilities                                                 2,165,667      2,460,323

LONG-TERM DEBT                                                                        1,561,520      1,109,861

CAPITAL LEASE OBLIGATION                                                                 24,251         24,251

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                             266,506        247,762

OTHER NONCURRENT LIABILITIES                                                            217,107        213,637

DEFERRED INCOME TAXES                                                                   896,447        862,191

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding             1              1
  Additional capital                                                                  1,532,435      1,532,435
  Retained earnings                                                                   1,495,592      1,372,456
  Accumulated other comprehensive loss                                                  (25,674)       (25,655)
                                                                                    -----------    -----------
            Total shareholder's equity                                                3,002,354      2,879,237
                                                                                    -----------    -----------

                                                                                    $ 8,133,852    $ 7,797,262
                                                                                    ===========    ===========

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                          ---------------
                                                                                        2003           2002
                                                                                        ----           ----
REVENUES:

  Net sales                                                                         $ 6,227,716    $ 3,622,355
  Sales to affiliates                                                                   147,965         49,067
                                                                                    -----------    -----------
                                                                                      6,375,681      3,671,422
  Equity in earnings of affiliates                                                       13,624         18,934
  Interest income from affiliates                                                        16,544         16,544
  Insurance recoveries                                                                  117,714         94,706
  Other income (expense) - net                                                           15,035         (6,453)
                                                                                    -----------    -----------
                                                                                      6,538,598      3,795,153

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including purchases
     of $2,041,581 and $1,238,848 from affiliates)                                    6,205,790      3,708,903
  Selling, general and administrative expenses                                           73,795         76,804
  Interest expense, excluding capital lease                                              33,261         26,069
  Capital lease interest charge                                                           1,321          1,893
                                                                                    -----------    -----------
                                                                                      6,314,167      3,813,669
                                                                                    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                                       224,431        (18,516)

INCOME TAXES (BENEFIT)                                                                   80,795         (6,665)
                                                                                    -----------    -----------

NET INCOME (LOSS)                                                                       143,636        (11,851)
                                                                                    -----------    -----------

OTHER COMPREHENSIVE (LOSS) INCOME:
  Cash flow hedges:
       Reclassification adjustment for derivative losses included
       in net income, net of related income taxes of $43 and $44                             77             78

  Foreign currency translation loss, net of related
     income taxes of $(54)                                                                  (96)             -
                                                                                    -----------    -----------

OTHER COMPREHENSIVE (LOSS) INCOME                                                           (19)            78
                                                                                    -----------    -----------

COMPREHENSIVE INCOME (LOSS)                                                         $   143,617    $   (11,773)
                                                                                    ===========    ===========

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

                                                                                      ACCUMULATED
                                                                                         OTHER
                                    COMMON STOCK         ADDITIONAL     RETAINED     COMPREHENSIVE
                                SHARES       AMOUNT        CAPITAL      EARNINGS     INCOME (LOSS)       TOTAL
                                ------       ------        -------      --------     -------------       -----
BALANCE, DECEMBER 31, 2002           1     $      1     $ 1,532,435   $ 1,372,456    $   (25,655)    $ 2,879,237

Net income                           -            -               -       143,636              -         143,636

Dividends paid                       -            -               -       (20,500)             -         (20,500)

Other comprehensive loss             -            -               -             -            (19)            (19)

                             ---------     --------     -----------   -----------    -----------     -----------

BALANCE, MARCH 31, 2003              1     $      1     $ 1,532,435   $ 1,495,592    $   (25,674)    $ 3,002,354
                             =========     ========     ===========   ===========    ===========     ===========

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                          ---------------
                                                                                        2003           2002
                                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                $   306,002    $    63,985
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (90,425)      (120,510)
  Proceeds from sales of property, plant and equipment                                    1,582            276
  Increase in restricted cash                                                               (37)             -
  Investments in LYONDELL-CITGO Refining LP                                             (14,900)       (15,400)
  Investments in and advances to other affiliates                                        (1,250)        (2,967)
                                                                                    -----------    -----------
            Net cash used in investing activities                                      (105,030)      (138,601)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans                                                     -         90,000
  Net repayments of revolving bank loans                                               (279,300)       (66,500)
  Payments on loans from affiliates                                                      (9,000)             -
  Proceeds from senior notes due 2011                                                   546,590              -
  Proceeds from senior secured term loan                                                200,000              -
  (Payments on) proceeds from issuance of tax-exempt bonds                              (75,000)        25,000
  Payments on taxable bonds                                                                   -        (25,000)
  Payments on master shelf agreement senior notes                                       (50,000)       (25,000)
  Repurchase of senior notes due 2006                                                   (47,500)             -
  Debt issuance costs                                                                   (11,687)             -
  Dividends paid                                                                        (20,500)             -
                                                                                    -----------    -----------
            Net cash provided by (used in) financing activities                         253,603         (1,500)
                                                                                    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        454,575        (76,116)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           40,337        116,069
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   494,912    $    39,953
                                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash (received) paid during the period for:
        Interest, net of amounts capitalized                                        $    28,918    $    29,079
                                                                                    ===========    ===========
        Income taxes (net of refund of $50,000 in 2002)                             $   (45,801)   $   (45,561)
                                                                                    ===========    ===========

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

1.   BASIS OF PRESENTATION

     The financial information for PDV America, Inc. ("PDV America") subsequent to December 31, 2002 and with respect to the interim three-month periods ended March 31, 2003 and 2002 is unaudited. In management's opinion, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Reference is made to PDV America's Annual Report for the fiscal year ended December 31, 2002 on Form 10-K, dated March 28, 2003, for additional information.

     The condensed consolidated financial statements include the accounts of PDV America and its wholly owned subsidiaries, CITGO Petroleum Corporation ("CITGO"), and PDV USA, Inc. ("PDV USA"), collectively, ("the Companies").

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Companies expect that the application of FIN 46 to variable interest entities in which they acquired an interest before February 1, 2003 will not have a material impact on their financial position or results of operations.

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

2.   ACCOUNTS RECEIVABLE

     Credit rating downgrades from the three major rating agencies during January 2003, caused a termination event under CITGO's accounts receivables sale facility existing at that time, which ultimately led to the repurchase of $125 million in accounts receivable and cancellation of the facility on January 31, 2003. That facility had a maximum size of $225 million, of which $125 million was used at the time of cancellation. On February 28, 2003, a new accounts receivable sales facility was established. This facility allows for the non-recourse sale of certain accounts receivable to independent third parties. A maximum of $200 million in accounts receivable may be sold at any one time.

3.   INVENTORIES

     Inventories, primarily at LIFO, consist of the following:

                                                  MARCH 31,
                                                    2003       DECEMBER 31,
                                                (UNAUDITED)       2002
                                                -----------    ------------
                                                      (000S OMITTED)
Refined products                                $   587,291    $   781,495
Crude oil                                           178,770        221,422
Materials and supplies                               88,200         87,998
                                                -----------    -----------

                                                $   854,261    $ 1,090,915
                                                ===========    ===========

4.   LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                                     MARCH 31,
                                                                                       2003        DECEMBER 31,
                                                                                    (UNAUDITED)       2002
                                                                                    -----------    ------------
                                                                                          (000S OMITTED)
Revolving bank loans                                                                $         -    $   279,300

Senior Secured Term Loan                                                                200,000              -

Senior Notes, $200 million face amount, due 2006 with
   interest rate of 7-7/8%                                                              149,929        199,898

Senior Notes due 2003 with interest rate of 7-7/8%                                      499,806        499,661

Senior Notes, $550 million face amount, due 2011 with
    interest rate of 11-3/8%                                                            546,626              -

Private Placement Senior Notes, due 2003 to 2006 with
   interest rate of 9.30%                                                                45,455         45,455

Master Shelf Agreement Senior Notes, due 2003 to
   2009 with interest rates from 7.17% to 8.94%                                         185,000        235,000

Tax Exempt Bonds, due 2004 to 2032 with variable
   and fixed interest rates                                                             350,874        425,872

Taxable Bonds, due 2026 to 2028 with variable interest rates                            115,000        115,000
                                                                                    -----------    -----------
                                                                                      2,092,690      1,800,186
Current portion of long-term debt                                                      (531,170)      (690,325)
                                                                                    -----------    -----------

                                                                                    $ 1,561,520    $ 1,109,861
                                                                                    ===========    ===========

     CITGO's revolving bank loan agreements with various banks consist of (i) a $260 million, three-year, revolving bank loan, maturing in December 2005;
     (ii) a $260 million, 364-day, revolving bank loan, maturing in December 2003; and (iii) a $25 million, 364-day, revolving bank loan, maturing in May 2003. The $25 million revolving bank loan, expiring in May 2003, will not be renewed. CITGO intends to replace both of the $260 million revolving bank loans when they mature.

     On May 3, 2002, CITGO issued $7.7 million of tax exempt environmental facilities revenue bonds due 2032. On June 28, 2002, CITGO issued $30 million of tax exempt environmental facilities revenue bonds due 2032. The proceeds from both of these issuances will be used for capital projects at the Lemont refinery. Restricted cash of $24 million at March 31, 2003 represents highly liquid investments held in trust accounts in accordance with these bond agreements. Funds are released solely for financing the qualified capital expenditures as defined in the bond agreements. CITGO repurchased the $7.7 million of tax exempt bonds in May of 2003.

     On February 27, 2003, CITGO closed on a three year $200 million, senior secured term loan. Security is provided by CITGO's 15.8 percent equity interest in Colonial Pipeline and 6.8 percent equity interest in Explorer Pipeline.

     On February 27, 2003 CITGO issued $550 million aggregate principal amount of 11-3/8 percent unsecured senior notes due February 1, 2011. In connection with this debt issuance, CITGO redeemed $50 million principal amount of its Senior Notes due 2006.

     The tax-exempt bonds are supported by letters of credit. Some of the providers of these letters of credit indicated they would not renew such letters of credit. As a result, CITGO repurchased tax-exempt bonds that were supported by these letters of credit in the amounts of $75 million in March 2003, $25 million in April 2003 and approximately $8 million in May 2003.

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

     At various times since April 1998, PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. Most recently, LYONDELL-CITGO received notice of force majeure from PDVSA in December 2002. Crude oil was purchased in the spot market to replace the volume not delivered under the contract during December 2002. By February 2003, crude oil deliveries had returned to contract volumes and the force majeure was lifted March 6, 2003.

     CITGO has a note receivable from LYONDELL-CITGO which totals $35 million at March 31, 2003 and December 31, 2002. The note bears interest at market rates. Principal and interest are due in December 2004. Accordingly, this note is included in the balance sheet caption other assets in the accompanying consolidated balance sheets.

     CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                                          (000s omitted)
                                                                                     March 31,     December 31,
                                                                                        2003          2002
                                                                                    -----------    -----------
                                                                                    (Unaudited)
Carrying value of investment                                                        $   480,052    $   518,279
Notes receivable                                                                         35,278         35,278
Participation interest                                                                       41%            41%

Summary of LYONDELL-CITGO's financial position:
   Current assets                                                                   $   271,000    $   357,000
   Non current assets                                                                 1,365,000      1,400,000
   Current liabilities:
        Distributions payable to partners                                                74,000        181,000
        Other                                                                           298,000        333,000
   Noncurrent liabilities (including debt of $450,000
       at March 31, 2003 and December 31, 2002)                                         841,000        840,000
   Partners' capital                                                                    423,000        403,000

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                       2003           2002
                                                                                   ------------    ------------
                                                                                            (Unaudited)
Equity in net income                                                               $      9,110    $    14,438
Cash distribution received                                                               62,238         16,715

Summary of LYONDELL-CITGO's operating results:
   Revenue                                                                         $  1,183,128    $   706,718
   Gross profit                                                                          49,664         60,312
   Net income                                                                            28,180         41,297

     On December 11, 2002, LYONDELL-CITGO completed a refinancing of its working capital revolver and its term bank loan. The new term loan and working capital revolver will mature in June 2004.

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

     CITGO settled a lawsuit against PDVMR and CITGO in Illinois state court which claimed damages as a result of PDVMR invoicing a partnership in which it is a partner, and an affiliate of the other partner of the partnership, allegedly excessive charges for electricity utilized by these entities' facilities located adjacent to the Lemont, Illinois refinery. The electricity supplier to the refinery is seeking recovery from CITGO of alleged underpayments for electricity. CITGO has denied all allegations and is pursuing its defenses.

     In September 2002, a state District Court in Corpus Christi, Texas has ordered CITGO to pay property owners and their attorneys approximately $6 million based on alleged settlement of class action property damage claims as a result of alleged air, soil and groundwater contamination from emissions released from CITGO's Corpus Christi, Texas refinery. CITGO will appeal the ruling to the Texas Court of Appeals.

     CITGO is one of several refinery defendants to state and federal lawsuits in New York and state actions in Illinois and California alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The plaintiffs claim that MTBE is a defective product and that refiners failed to adequately warn customers and the public about risks associated with the use of MTBE in gasoline. These actions allege that MTBE poses public health risks and seek testing, damages and remediation of the alleged contamination. The plaintiffs filed putative class action lawsuits in federal courts in Illinois, California, Florida and New York. CITGO was named as a defendant in all but the California case. The federal cases were all consolidated in a Multidistrict Litigation case in the United States District Court for the Southern District of New York ("MDL"). In July 2002, the court in the MDL case denied plaintiffs' motion for class certification. The California plaintiffs in the MDL action then dismissed their federal lawsuit and refiled in state court in California. Subsequently, the remaining MDL plaintiffs settled with CITGO and its codefendants for an amount that does not have a material impact on CITGO's financial condition or results of operations. CITGO anticipates a similar settlement of the California lawsuit. In August 2002, a New York state court judge handling two separate but related individual MTBE lawsuits dismissed plaintiffs' product liability claims, leaving only traditional nuisance and trespass claims for leakage from underground storage tanks at gasoline stations near plaintiffs' water wells. Subsequently, a putative class action involving the same leaking underground storage tanks has been filed. CITGO anticipates filing a motion to dismiss the product liability claims and will also oppose class certification. Also, in late October 2002, The County of Suffolk, New York, and the Suffolk County Water Authority filed suit in state court, claiming MTBE contamination of that county's water supply. The Illinois state action has been brought on behalf of a class of contaminated well owners in Illinois and a second class of all well owners within a defined distance of leaking underground storage tanks. The judge in the Illinois state court action is expected to hear plaintiffs' motion for class certification in that case sometime within the next year.

     In August 1999, the U.S. Department of Commerce rejected a petition filed by a group of independent oil producers to apply antidumping measures and countervailing duties against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. The petitioners appealed this decision before the U.S. Court of International Trade based in New York. On September 19, 2000, the Court of International Trade remanded the case to the Department of Commerce with instructions to reconsider its August 1999 decision. The Department of Commerce was required to make a revised decision as to whether or not to initiate an investigation within 60 days. The Department of Commerce appealed to the U.S. Court of Appeals for the Federal Circuit, which dismissed the appeal as premature on July 31, 2001. The Department of Commerce issued its revised decision, which again rejected the petition, in August 2001. The revised decision was affirmed by the Court of International Trade on December 17, 2002. In February 2003, the independent oil producers appealed the decision of the Court of International Trade.

     CITGO has been named as a defendant in approximately 122 asbestos lawsuits pending in state and federal courts, primarily in Louisiana, Texas and Illinois. These cases, most of which involve multiple defendants, are brought by former employees or contractor employees seeking damages for asbestos related illnesses allegedly caused, at least in part, from exposure at refineries owned or operated by CITGO in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, the plaintiffs' alleged exposure occurred over a period of years extending back to a time before CITGO owned or operated the premises at issue. In some cases, CITGO is indemnified by or has the right to seek indemnification for losses and expenses that CITGO may incur from prior owners of the refineries or employers of the claimants. In other cases, including approximately 96 actions where CITGO has not been sued but prior owners of the CITGO refineries have been sued, these prior owners have asserted indemnification rights against CITGO. CITGO does not believe that the resolution of these cases will have an adverse material effect on its financial condition or results of operations.

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

     In addition, the Companies are subject to various other federal, state and local environmental laws and regulations that may require the Companies to take additional compliance actions and also actions to remediate the effects on the environment of prior disposal or release of petroleum, hazardous substances and other waste and/or pay for natural resource damages. Maintaining compliance with environmental laws and regulations could require significant capital expenditures and additional operating costs. Also, numerous other factors affect the Companies' plans with respect to environmental compliance and related expenditures. See "Factors Affecting Forward Looking Statements."

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

     In 1992, CITGO reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at its Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. CITGO and the former owner of the refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the LDEQ. The LDEQ issued an administrative order in June 2002 that addressed the requirements and schedule for proceeding to develop and implement the corrective action or closure plan for these surface impoundments and related waste units. Compliance with the terms of the administrative order has begun.

     The Texas Commission on Environmental Quality ("TCEQ") conducted a two-day multi-media investigation of the Corpus Christi Refinery during 2002 and has issued a notice of enforcement to CITGO identifying 31 items of alleged violations of Texas environmental regulations. CITGO anticipates that penalties will be proposed with respect to these matters, but no amounts have yet been specified.

     In March 2003, the TCEQ notified CITGO about a proposed penalty for failure to maintain equipment upset records, to obtain authority for certain sulfur dioxide and hydrogen sulfide emissions and to comply with certain air limitations at its Corpus Christi refinery during 2000 and 2001. CITGO disputes these findings and has appealed the proposed penalty.

     In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believed that CITGO and these other companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and since 1999 has been conducting a remedial investigation/feasibility study ("RI/FS") under its CERCLA authority. The U.S. EPA released the draft of the remedial investigation phase of the report in early May 2003. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS, subsequent remedial actions and natural resource damages. CITGO is reviewing the recent remedial investigation phase of the report and its implications. Meanwhile, CITGO disagrees with the U.S. EPA's earlier allegations and still intends to contest this matter.

     In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the Clean Air Act. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits or installing new control equipment under the NSR provisions of the Clean Air Act. The NOVs followed inspections and formal information requests regarding CITGO's Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois refineries. Since mid-2002, CITGO has been engaged in global settlement negotiations with the United States. The settlement negotiations have focused on different levels of air pollutant emission reductions and the merits of various types of control equipment to achieve those reductions. No settlement agreement, or agreement in principal, has been reached. Based primarily on the costs of control equipment reported by the United States and other petroleum companies and the types and number of emission control devices that have been agreed to in previous petroleum companies' NSR settlements with the United States, CITGO estimates that the capital costs of a settlement with the United States could range from $130 million to $200 million. Any such capital costs would be incurred over a period of years, anticipated to be from 2003 to 2008. Also, this cost estimate range, while based on current information and judgment, is dependent on a number of subjective factors, including the types of control devices installed, the emission limitations set for the units, the year the technology may be installed, and possible future operational changes. CITGO also may be subject to possible penalties. If settlement discussions fail, CITGO is prepared to contest the NOVs. If CITGO is found to have violated the provisions cited in the NOVs, it estimates the capital expenditures and penalties that might result could range up to $290 million, to be incurred over a period of years.

     In June 1999, an NOV was issued by the U.S. EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants ("NESHAPS") regulations covering benzene emissions from wastewater treatment operations at CITGO's Lemont, Illinois refinery. CITGO is in settlement discussions with the

     U.S. EPA. CITGO believes this matter will be consolidated with the matters described in the previous paragraph.

     In June 2002, a Consolidated Compliance Order and Notice of Potential Penalty was issued by the LDEQ alleging various violations of the Louisiana air quality regulations at CITGO's Lake Charles, Louisiana refinery. CITGO is in settlement discussions with the LDEQ.

     Various regulatory authorities have the right to conduct, and from time to time do conduct, environmental compliance audits of the Companies' facilities and operations. Those audits have the potential to reveal matters that those authorities believe represent non-compliance in one or more respects with regulatory requirements and for which those authorities may seek corrective actions and/or penalties in an administrative or judicial proceeding. Based upon current information, the Companies are not aware that any such audits or their findings have resulted in the filing of such a proceeding or are the subject of a threatened filing with respect to such a proceeding, nor do the Companies believe that any such audit or their findings will have a material adverse effect on their future business and operating results, other than matters described above.

     Conditions which require additional expenditures may exist with respect to the Companies' various sites including, but not limited to, their operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. Based on currently available information, the Companies cannot determine the amount of any such future expenditures.

     DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of March 31, 2003 CITGO's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options and over-the-counter swaps. At March 31, 2003, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $14 million and $24 million, respectively, related to the fair values of open commodity derivatives.

     CITGO has also entered into various interest rate swaps to manage CITGO's risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 2003, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, CITGO considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     GUARANTEES - As of March 31, 2003, CITGO has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an affiliate, bank debt of an equity investment, bank debt of customers and customer debt related to the acquisition of marketing equipment as shown in the following table:

                                     (000S OMITTED)
Letters of credit                       $32,979

Bank debt
    Affiliate                            10,000
    Equity investment                     5,500
    Customers                             4,471

Financing debt of customers
    Equipment acquisition                 2,556
                                        -------

    Total                               $55,506
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

     In the event of debtor default on the letters of credit, CITGO has been indemnified by PDV Holding, Inc. ("PDV Holding"), the direct parent of PDV America. In the event of debtor default on the affiliate's and equity investment bank debt, CITGO has no recourse. In the event of debtor default on customer bank debt, CITGO generally has recourse to personal guarantees from principals or liens on property, except in one case, in which the guaranteed amount is $170 thousand, CITGO has no recourse. In the event of debtor default on financing debt incurred by customers, CITGO would receive an interest in the equipment being financed after making the guaranteed debt payment.

     CITGO has granted indemnities to the buyers in connection with past sales of product terminal facilities. These indemnities provide that CITGO will accept responsibility for claims arising from the period in which CITGO owned the facilities. Due to the uncertainties in this situation, CITGO is not able to estimate a liability relating to these indemnities.

     CITGO has not recorded a liability on its balance sheet relating to product warranties because historically, product warranty claims have not been significant.

7.   RELATED PARTY TRANSACTIONS

     CITGO purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery.

     These crude supply agreements contain force majeure provisions which excuse the performance by either party of its obligations under the agreement under specified circumstances. PDVSA has invoked the force majeure provisions and reduced the volume of crude oil supplied under the contracts at various times since

     April 1998 for a variety of reasons. As a result of these declarations of force majeure, CITGO was required to obtain crude oil from alternative sources, which resulted in increased volatility in its operating margins. CITGO was notified that effective March 6, 2003, PDVSA ended its most recent declaration of force majeure under the crude oil supply agreements.

     In August 2002, two affiliates entered into agreements to advance excess cash to CITGO from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas") and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus .875% payable quarterly. At March 31, 2003, no amounts were outstanding under these agreements.

     PDV America has notes receivable from PDVSA that are unsecured and are comprised of $500 million of 7.995 percent notes maturing on August 1, 2003. Interest on these notes is payable semiannually by PDVSA to PDV America on February 1 and August 1 of each year, less one business day. Management currently believes that PDVSA will pay these notes in full on the due date. While PDVSA's obligation remains unchanged, PDV America may pay a dividend of up to $500 million concurrent with PDVSA's repayment of the notes receivable or may settle these notes receivable through declaration of a non-cash dividend, in either case subject to certain restrictions imposed by the indenture governing CITGO's 11-3/8% senior notes issued February 27, 2003.

8.   INSURANCE RECOVERIES

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

     The Companies recognize property damage insurance recoveries in excess of the amount of recorded losses and related expenses, and business interruption insurance recoveries when such amounts are realized. During the three-month periods ended March 31, 2003 and 2002, the Companies recorded $118 million and $95 million, respectively, of insurance recoveries related to these fires. The Companies received cash proceeds of $47 million and $101 million during the three-month periods ended March 31, 2003 and 2002. The Companies expect to recover additional amounts related to the Lemont refinery event subject to final settlement negotiations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere herein. Reference is made to our Annual Report for the fiscal year ended December 31, 2002 on Form 10-K, dated March 28, 2003, for additional information and a description of critical accounting policies and factors which may cause substantial fluctuations in our earnings and cash flows.

        In the quarter ended March 31, 2003, we generated net income of $143.6 million on total revenue of $6.5 billion compared to a net loss of $11.9 million on total revenue of $3.8 billion for the same period last year. (See "Gross margin").

RESULTS OF OPERATIONS

        The following table summarizes the sources of our sales revenues and sales volumes for the three-month periods ended March 31, 2003 and 2002:

                     PDV AMERICA SALES REVENUES AND VOLUMES

                                          THREE MONTHS           THREE MONTHS
                                         ENDED MARCH 31,        ENDED MARCH 31,
                                         ---------------        ---------------
                                          2003     2002          2003     2002
                                          ----     ----          ----     ----
                                         ($ in millions)     (gallons in millions)
Gasoline                                 $3,362   $2,110        3,366    3,340
Jet fuel                                    517      310          539      532
Diesel/#2 fuel                            1,668      758        1,725    1,319
Asphalt                                      70       41           92       77
Petrochemicals and industrial products      567      298          616      499
Lubricants and waxes                        142      130           66       59
                                         ---------------        --------------
   Total refined product sales            6,326    3,647        6,404    5,826
Other sales and adjustments                  50       24
                                         ---------------        --------------
   Total sales                           $6,376   $3,671        6,404    5,826
                                         ===============        ==============

        The following table summarizes our cost of sales and operating expenses for the three-month periods ended March 31, 2003 and 2002:

                PDV AMERICA COST OF SALES AND OPERATING EXPENSES

                                                                                          THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                    --------------------------
                                                                                        2003          2002
                                                                                    -----------    -----------
                                                                                         ($ in millions)
Crude oil                                                                           $     1,780    $       892
Refined products                                                                          3,506          2,130
Intermediate feedstocks                                                                     458            266
Refining and manufacturing costs                                                            314            283
Other operating costs, expenses and inventory changes                                       148            138
                                                                                    -----------    -----------
 Total cost of sales and operating expenses                                         $     6,206    $     3,709
                                                                                    ===========    ===========

        Sales revenues and volumes. Sales increased $2.7 billion, or approximately 74%, in the three-month period ended March 31, 2003 as compared to the same period in 2002. This was due to an increase in average sales price of 58% and an increase in sales volume of 10%. (See PDV America Sales Revenues and Volumes table above.)

        Equity in earnings of affiliates. Equity in earnings of affiliates decreased by $5 million for the three-month period ended March 31, 2003 as compared to the same period in 2002. The decrease was primarily due to the decrease in the earnings of LYONDELL-CITGO, our share of which decreased $5 million from $14 million in the first quarter of 2002 to $9 million in the first quarter of 2003.

        Insurance recoveries. The insurance recoveries of $118 million included in the first quarter of 2003 and $95 million included in the first quarter of 2002 relate primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. These recoveries are, in part, reimbursements for expenses incurred in 2002 and 2001 to mitigate the effect of the fire on our earnings. We expect to recover additional amounts related to this event subject to final settlement negotiations.

        Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2.5 billion or 67%, in the quarter ended March 31, 2003 as compared to the same period in 2002. PDVSA's reduction of deliveries of crude oil related to its declaration of force majeure on its crude oil supply agreements did not have a significant effect on the crude oil component of cost of sales and operating expenses in the first quarter 2003 or 2002. (See PDV America Cost of Sales and Operating Expenses table above.)

        We purchase refined products to supplement the production from our refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 56% of total cost of sales and operating expenses for the first quarter 2003 and 57% for the first quarter of 2002. We estimate margins on purchased products, on average, are lower than margins on produced products due to the fact that we can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from our produced products and margins may vary due to market conditions and other factors beyond our control. As such, it is not practical to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, we do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond our control which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

        Gross margin. The gross margin for the three-month period ended March 31, 2003 was approximately 2.7 cents per gallon, compared to a negative gross margin of approximately (0.7) cents per gallon for the same period in 2002. The revenue per gallon component in the three-month period ended March 31, 2003 increased approximately 58% and the cost per gallon component increased approximately 52%. As a result, the gross margin increased approximately 3.3 cents on a per gallon basis in the quarter ended March 31, 2003 compared to the same period in 2002. The gross margin is directly affected by changes in selling prices relative to changes in costs. An increase or decrease in the price for crude oil, feedstocks and blending products generally results in a corresponding increase or decrease in prices for refined products. Generally, the effect of changes in crude oil and feedstock prices on our consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. However, in the first quarter of 2002, there was a substantial increase in refined product costs without an equivalent increase in sales price resulting in a significant negative impact on our gross margin and earnings.

        Selling, general and administrative expenses. Selling, general and administrative expenses decreased 4% from $77 million in the first quarter of 2002 to $74 million in the first quarter of 2003.

        Interest expense. Interest expense increased by $7 million in the three-month period ended March 31, 2003 as compared to the same period in 2002. This was primarily due to the net increase in the outstanding debt balance and higher overall interest rates resulting from the issuance of the $550 million senior notes and the closing of the $200 million term loan in February 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Consolidated net cash provided by operating activities totaled approximately $306 million for the three-month period ended March 31, 2003. Operating cash flows were derived primarily from net income of $144 million, depreciation and amortization of $80 million and changes in operating assets and liabilities of $82 million. The more significant changes in operating assets and liabilities include a decrease in inventory, an increase in income taxes payable, and an increase in deferred taxes offset, in part, by a decrease in current liabilities and an increase in notes and accounts receivable.

        Net cash used in investing activities in the three month period ended March 31, 2003 totaled $105 million consisting primarily of capital expenditures of $90 million.

        Net cash provided by financing activities totaled $254 million for the three-month period ended March 31, 2003, consisting primarily of the proceeds from Senior Notes due in 2011 of $547 million and the proceeds from the senior secured term loan of $200 million. These proceeds were offset by the payment of $279 million on revolving bank loans, the repurchase of $50 million of Senior Notes due 2006 for a cash payment of $47.5 million, the payment of $50 million on master shelf agreement notes, the repurchase of $75 million of tax-exempt bonds, the repayment of loans from affiliates of $9 million, $12 million in debt issuance costs associated with the Senior Notes due 2011 and the payment of dividends of $21 million.

        As of March 31, 2003, capital resources available to us included cash generated by operations and available borrowing capacity under our committed bank facilities of $545 million. Our $25 million revolving bank loan maturing in May 2003 will not be renewed. Additionally, the remaining $400 million from our shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. Our Company's management believes that we have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term and to meet currently anticipated future obligations as they arise. We periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. Our ability to obtain such financing will depend on numerous factors, including market conditions and our perceived creditworthiness at that time. (See also "Factors Affecting Forward Looking Statements".)

        Our various debt instruments require maintenance of a specified minimum net worth and impose restrictions on our ability to:

    - incur additional debt unless we meet specified interest coverage and debt to capitalization ratios;

    -   place liens on our property, subject to specified exceptions;

    -   sell assets, subject to specified exceptions;

    - make restricted payments, including dividends, repurchases of capital stock and specified investments; and

    -   merge, consolidate or transfer assets.

        We are in compliance with our obligations under our debt financing arrangements at March 31, 2003.

        Upon the occurrence of a change of control of CITGO, as defined in the Indenture governing our 11-3/8% Senior Notes due February 1, 2011, the holders of those notes have the right to require CITGO to repurchase them at a price equal to 101% of the principal amount thereof plus accrued interest. In addition, CITGO's bank credit agreements provide that, unless lenders holding two-thirds of the commitments thereunder otherwise agree, a change in control of CITGO, as defined in those agreements, will constitute a default under those credit agreements.

        Internally generated cash flow, together with borrowings available under our credit facilities, are expected to be sufficient to fund capital expenditures. In addition, we have taken steps to reduce our capital expenditures in 2003 by approximately $250 million, resulting in budgeted total 2003 expenditures of $460 million, and will reassess the economics of the postponed projects at a later date. Finally, we are continuing to review the timing and amount of scheduled expenditures under our planned capital spending programs, including regulatory and environmental projects in the near term.

        CITGO is required by various state regulations to demonstrate financial responsibility for environmental liability coverage, closure and post-closure care related to its facilities. Historically, CITGO has satisfied the requirements based upon the credit rating of its bonds and various financial ratios. CITGO's credit rating and 2002 financial ratios did not satisfy the requirements of one state and as a result, CITGO is required to present an alternate form of financial responsibility assurance. Possible options include, among other things, a letter of credit, an insurance policy, placing cash in a trust account or filing a request for a variance from the regulations of that state. Presently, CITGO is evaluating its options.

        We have outstanding letters of credit that support tax-exempt bonds that were issued previously for our benefit. Some of the providers of these outstanding letters of credit have indicated that they will not renew such letters of credit. As a result, we repurchased $75 million of tax-exempt bonds that were supported by these letters of credit in March 2003, $25 million in April 2003 and $8 million in May 2003. We expect that we will seek to reissue these tax-exempt bonds, with replacement letters of credit in support, if we are able to obtain such letters of credit from other financial institutions or, alternatively, we will seek to replace these tax-exempt bonds with new tax-exempt bonds that will not require letter of credit support. As of May 1, 2003, we have an additional $239 million of letters of credit outstanding that back or support other bond issues that we have issued through governmental entities, which are subject to renewal during the twelve month period ending March 31, 2004. We have not received any notice from the issuers of these additional letters of credit indicating an intention not to renew. Currently, we are working with a financial institution to renew a $127 million letter of credit facility that expires in June 2003 which supports $120 million of tax-exempt bonds. However, we cannot be certain that any of our letters of credit will be renewed, that we will be successful in obtaining replacements if they are not renewed, that any replacement letters of credit will be on terms as advantageous as those we currently hold or that we will be able to arrange for replacement tax-exempt bonds that will not require letter of credit support.

        In August 2002, two of our affiliates entered into agreements to advance excess cash to CITGO from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, Inc. and $10 million from PDV Holding. At March 31, 2003, no amounts were outstanding under these notes.

        We have undertaken the following to supplement and improve our liquidity:

    - On February 27, 2003 we issued $550 million aggregate principal amount of 11-3/8 percent unsecured senior notes due February 1, 2011.

    - On February 27, 2003, we closed on a three year $200 million, senior secured term loan. Security is provided by our 15.8 percent equity interest in Colonial Pipeline and our 6.8 percent equity interest in Explorer Pipeline.

    - On February 28, 2003, a new accounts receivable sales facility was established. This facility allows for the non-recourse sale of certain accounts receivable to independent third parties. A maximum of $200 million in accounts receivable may be sold at any one time. This new facility does not contain any covenants that trigger increased costs or burdens as a result of a change in our securities ratings.

    - On April 25, 2003, we completed a transaction that will provide approximately $50 million of liquidity from the transfer of title to a third party of certain of our refined products at the time those products are delivered into the custody of interstate pipelines. The terms of this transaction include an option to acquire like volumes of refined products from the third party at prevailing prices at predetermined transfer points. The sale of refined products will begin in May 2003.

    - We have reduced our planned capital expenditures in 2003 by approximately $250 million.

        PDV America's and CITGO's senior unsecured debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

                                       PDV
                                     America        CITGO
                                     -------        -----
Moody's Investor's Services            Caa1          Ba3
Standard & Poor's Ratings Group         B            BB-
Fitch Investors Services, Inc.          B-           B+

        CITGO's secured debt ratings, as currently assessed by the three major debt rating agencies, are as follows:


Moody's Investor's Services                          Ba2
Standard & Poor's Ratings Group                      BB
Fitch Investors Services, Inc.                    Not Rated

        PDV America has notes receivable from PDVSA that are unsecured and are comprised of $500 million of 7.995 percent notes maturing on August 1, 2003. Interest on these notes is payable semiannually by PDVSA to PDV America on February 1 and August 1 of each year, less one business day. Management currently believes that PDVSA will pay these notes in full on the due date. While PDVSA's obligation remains unchanged, PDV America may pay a dividend of up to $500 million concurrent with PDVSA's repayment of the notes receivable or may settle these notes receivable through declaration of a non-cash dividend, in either case subject to certain restrictions imposed by the indenture governing CITGO's 11-3/8% senior notes issued February 27, 2003.

        Our debt instruments do not contain any covenants that trigger increased costs or burdens as a result of a change in our securities ratings. However, certain of our guarantee agreements, which support approximately $20 million of affiliate letters of credit, require us to cash collateralize the applicable letters of credit upon a reduction of our credit rating below a stated level.

        We believe that we have adequate liquidity from existing sources to support our operations for the foreseeable future. We are continuing to review our operations for opportunities to reduce operating and capital expenditures.

NEW ACCOUNTING STANDARDS

        On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. We have identified certain asset retirement obligations that are within the scope of the standard, including obligations imposed by certain state laws pertaining to closure and/or removal of storage tanks, contractual removal obligations included in certain easement and right-of-way agreements associated with our pipeline operations, and contractual removal obligations relating to a refinery processing unit located within a third-party entity's facility. We cannot currently determine a reasonable estimate of the fair value of our asset retirement obligations due to the fact that the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates. Accordingly, the adoption of SFAS No. 143 did not impact our financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We expect that the application of FIN 46 to variable interest entities in which they acquired an interest before February 1, 2003 will not have a material impact on their financial position or results of operations.

PROPOSED ACCOUNTING CHANGE

        The American Institute of Certified Public Accountants ("AICPA") has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2003, and that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. Currently, the AICPA is discussing the future of this exposure draft with the FASB. The final accounting requirements and timing of required adoption are not known at this time. At March 31, 2003, we have included turnaround costs of $200 million in other assets. Our management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Introduction. We have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, our management has defined certain benchmarks consistent with its preferred risk profile for the environment in which we operate and finance our assets. We do not attempt to manage the price risk related to all of our inventories of crude oil and refined products. As a result, at March 31, 2003, we were exposed to the risk of broad market price declines with respect to a substantial portion of our crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

        Commodity Instruments. We balance our crude oil and petroleum product supply/demand and manage a portion of our price risk by entering into petroleum commodity derivatives. Generally, our risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, our policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. At March 31, 2003, none of our commodity derivatives were accounted for as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2003

                                                                                                           CONTRACT    MARKET
                                                                                                            VALUE      VALUE(4)
                                                                                  MATURITY     NUMBER OF    -----      --------
                                                                                    DATE       CONTRACTS     ($ in millions)
COMMODITY                         DERIVATIVE                                        ----       ---------   --------------------
---------                         ----------
No Lead Gasoline(1)      Futures Purchased                                          2003            20     $   0.8     $   0.8
                         Forward Purchase Contracts                                 2003         3,307     $ 133.0     $ 132.2
                         Forward Sales Contracts                                    2003         2,685     $ 100.6     $ 103.2

Distillates(1)           Futures Purchased                                          2003           583     $  17.6     $  18.3
                         Futures Purchased                                          2004           141     $   4.2     $   4.3
                         Futures Sold                                               2003            25     $   0.8     $   0.8
                         OTC Swaps (Pay Fixed/Receive Float)(3)                     2003           120     $     -     $  (0.2)
                         Forward Purchase Contracts                                 2003         1,717     $  79.4     $  73.6
                         Forward Sale Contracts                                     2003         2,320     $  78.3     $  74.4

Crude Oil(1)             Listed Put Options Purchased                               2003           150     $     -     $     -
                         Listed Put Options Sold                                    2003           600     $     -     $  (0.2)
                         Forward Purchase Contracts                                 2003         2,681     $  81.7     $  76.6
                         Forward Sale Contracts                                     2003           777     $  23.6     $  22.6

Natural Gas(2)           Listed Call Options Purchased                              2003            25     $     -     $     -
                         Listed Call Options Sold                                   2003            25     $     -     $  (0.1)

Gas Crack(1)             OTC Swaps (Pay Float/Receive Fixed)(3)                     2003            550    $     -     $  (0.1)

Heat Crack(1)            OTC Swaps (Pay Fixed/Receive Float)(3)                     2003         1,150     $     -     $  (1.3)
                         OTC Swaps (Pay Float/Receive Fixed)(3)                     2003         1,650     $     -     $   0.8

--------------------------
(1) 1,000 barrels per contract

(2)  Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4) Based on actively quoted prices.

                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2002

                                                                                                           CONTRACT    MARKET
                                                                                                            VALUE      VALUE(4)
                                                                                  MATURITY     CONTRACTED   -----      --------
                                                                                    DATE         VOLUME      ($ in millions)
COMMODITY                         DERIVATIVE                                        ----       ---------   --------------------
---------                         ----------
No Lead Gasoline(1)  Futures Purchased                                              2002           441     $  15.1     $  15.4
                     Futures Sold                                                   2002           577     $  18.6     $  20.0
                     Forward Purchase Contracts                                     2002         2,826     $  86.5     $  93.1
                     Forward Sale Contracts                                         2002         1,350     $  41.9     $  45.3

Distillates(1)       Futures Purchased                                              2002           926     $  25.1     $  26.7
                     Futures Purchased                                              2003           152     $   3.9     $   4.4
                     Futures Sold                                                   2002           882     $  22.5     $  25.1
                     Forward Purchase Contracts                                     2002         1,500     $  39.6     $  41.1
                     Forward Sale Contracts                                         2002         2,050     $  52.7     $  57.1

Crude Oil(1)         Futures Purchased                                              2002           965     $  22.1     $  25.3
                     Futures Sold                                                   2002           856     $  21.4     $  22.5
                     Futures Sold                                                   2003            90     $   2.2     $   2.2
                     Listed Options Purchased                                       2002         1,550     $     -     $   0.9
                     Listed Options Sold                                            2002         1,550     $     -     $  (0.4)
                     OTC Swaps (Pay Floating/Receive Fixed)(3)                      2002         1,260     $     -     $  (1.0)
                     OTC Swaps (Pay Fixed/Receive Floating)(3)                      2002         1,830     $     -     $   1.7
                     Forward Purchase Contracts                                     2002         5,021     $ 120.7     $ 132.4
                     Forward Sale Contracts                                         2002         5,042     $ 119.0     $ 133.0

Natural Gas(2)       Futures Sold                                                   2002            40     $   1.3     $   1.3

----------------------
(1) 1,000 barrels per contract

(2) Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4) Based on actively quoted prices.

        Debt Related Instruments. We have fixed and floating U.S. currency denominated debt. We use interest rate swaps to manage our debt portfolio toward a benchmark of 40 to 70 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing our long-term costs. At March 31, 2003 and 2002, our primary exposures were to LIBOR and floating rates on tax exempt bonds.

        For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                    OPEN POSITIONS AT MARCH 31, 2003 AND 2002

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
                                                                 ----
                                                                 $ 42
                                                                 ====

        Changes in the fair value of these agreements are recorded in other income (expense). The fair value of the interest rate swap agreements in place at March 31, 2003, based on the estimated amount that we would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities.

        For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                                AT MARCH 31, 2003

                                                                         EXPECTED
  EXPECTED         FIXED          AVERAGE FIXED       VARIABLE        AVERAGE VARIABLE
 MATURITIES      RATE DEBT        INTEREST RATE      RATE DEBT         INTEREST RATE
 ----------      ---------        -------------      ---------         -------------
              ($ in millions)                     ($ in millions)
   2003           $  511              7.91%           $   -                    -
   2004               31              8.02%              16                 6.68%
   2005               11              9.30%               -                    -
   2006              201              8.10%             200                 8.47%
   2007               50              8.94%              12                 8.92%
Thereafter           731             10.41%             330                10.54%
                  ------             -----            -----                -----
  Total           $1,535              9.17%           $ 558                 9.65%
                  ======             =====            =====                =====

Fair Value        $1,566                              $ 558
                  ======                              =====

                                DEBT OBLIGATIONS
                                AT MARCH 31, 2002

                                                                         EXPECTED
                          FIXED       AVERAGE FIXED      VARIABLE      AVERAGE VARIABLE
EXPECTED MATURITIES     RATE DEBT     INTEREST RATE     RATE DEBT       INTEREST RATE
-------------------     ---------     -------------     ---------       -------------
                     ($ in millions)                 ($ in millions)
       2002               $  11           9.30%           $ 115              3.45%
       2003                 560           7.98%             300              5.15%
       2004                  31           8.02%              16              6.52%
       2005                  12           9.30%               -                 -
       2006                 252           8.06%               -                 -
   Thereafter               128           7.85%             484              9.85%
                          -----           ----            -----             -----
       Total              $ 994           8.01%           $ 915              7.45%
                          =====           ====            =====             =====

   Fair Value             $ 987                           $ 915
                          =====                           =====

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Report, PDV America's management, including the principal financial officer who is also acting as the principal executive officer, evaluated PDV America's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in PDV America's periodic reports that it files with the Securities and Exchange Commission (SEC). These disclosure controls and procedures have been designed to ensure that (a) material information relating to PDV America, including its consolidated subsidiaries, is made known to PDV America's management, including this officer, by other employees of PDV America and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. PDV America's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, PDV America does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

        As of March 31, 2003, this officer concluded that the design of the disclosure controls and procedures provide reasonable assurance that they can accomplish their objectives.

        There have been no significant changes in PDV America's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The required information is incorporated by reference into Part II of this Report from Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 99.1 Quarterly Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

         A report on Form 8-K was filed with the Securities and Exchange Commission on January 21, 2003 in regard to the disruption in CITGO's supply of crude oil as a result of the general strike in Venezuela.

         A report on Form 8-K was filed with the Securities and Exchange Commission on February 6, 2003. The purpose of this filing was to furnish information about CITGO included in various disclosures to prospective investors in connection with CITGO's offering of $550 million of senior unsecured notes.

         A report on Form 8-K was filed with the Securities and Exchange Commission on February 21, 2003. The purpose of this report was to file CITGO's financial statements for the year ended December 31, 2002.

         A report on Form 8-K was filed with the Securities and Exchange Commission on February 25, 2003. The purpose of this filing was to update information in our report on Form 8-K dated February 6, 2003, about CITGO included in various disclosures to prospective investors in connection with CITGO's offering of $550 million of senior unsecured notes.

         A report on Form 8-K was filed with the Securities and Exchange Commission on February 27, 2003 regarding information about enhancements to CITGO's liquidity.

         A report on Form 8-K was filed with the Securities and Exchange Commission on February 28, 2003. The purpose of this report was to furnish information about CITGO included in a News Release announcing enhancements to CITGO's liquidity.

         A report on Form 8-K was filed with the Securities and Exchange Commission on May 2, 2003. The purpose of this report was to furnish information included in our News Release about CITGO's first quarter 2003 results.

         A report on Form 8-K/A was filed with the Securities and Exchange Commission on May 6, 2003. The purpose of this report was to amend information in our report on Form 8-K dated May 2, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PDV AMERICA, INC.

     Date: May 13, 2003                           /s/    Luis Davila
                                                  ------------------------------
                                                         Luis Davila
                                                  Chief Financial Officer and
                                                  Acting Chief Executive Officer

     Date: May 13, 2003                           /s/    Paul Largess
                                                  ------------------------------
                                                         Paul Largess
                                                  Chief Accounting Officer and
                                                  Treasurer

                             QUARTERLY CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Luis Davila, Chief Financial Officer of PDV America (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2003 of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: May 13, 2003                   /s/    Luis Davila
                                           ------------------------------
                                           Name:  Luis Davila
                                           Title: Chief Financial Officer

                             QUARTERLY CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Luis Davila, Acting Chief Executive Officer of PDV America (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2003 of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: May 13, 2003                   /s/    Luis Davila
                                           ------------------------------
                                           Name:  Luis Davila
                                           Title: Acting Chief Executive Officer

                                 EXHIBIT INDEX

         Exhibits

         Exhibit 99.1 Quarterly Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.