Form 10-K/A
period 2002-12-31
PDV AMERICA INC
filed 2003-12-10
CIK 906422

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

          Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class            Name of each Exchange on which registered
-----------------------------      -----------------------------------------
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

         Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K:
NOT APPLICABLE

        Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2002: NONE

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                            1,000
-----------------------------               ----------------------------------
         (Class)                            (outstanding at February 28, 2003)

================================================================================

                    DOCUMENTS INCORPORATED BY REFERENCE: None

PDV AMERICA, INC.

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

                                                                                                                PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS..........................................................            1

PART I.

Items 1. and 2. Business and Properties...............................................................            2
Item 3.       Legal Proceedings.......................................................................           17
Item 4.       Submission of Matters to a Vote of Security Holders.....................................           18

PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...................           19
Item 6.       Selected Financial Data.................................................................           19
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................................           20
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk..............................           35
Item 8.       Financial Statements and Supplementary Data.............................................           40
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure..............................................................................           40

PART III.

Item 10.      Directors and Executive Officers of the Registrant......................................           41
Item 11.      Executive Compensation..................................................................           41
Item 12.      Security Ownership of Certain Beneficial Owners and Management..........................           41
Item 13.      Certain Relationships and Related Transactions..........................................           42
Item 14.      Controls and Procedures.................................................................           44

PART IV.

Item 15.      Exhibits, Financial Statements and Reports on Form 8-K..................................           45

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

         PDV America does not have an Internet address and thus is not able to make copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q or current reports on Form 8-K available in that manner. It expects to become a non-reporting SEC registrant following the August 1, 2003 final principal payment on its outstanding 7-7/8% senior notes. Copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 can be obtained from the SEC's web site at www.sec.gov and from PDV America free of charge, by contacting PDV America at
(918) 495-4000.

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

                          PDV AMERICA REFINING CAPACITY

                                                                                TOTAL         NET
                                                                                RATED     PDV AMERICA    SOLOMON
                                                                                CRUDE      OWNERSHIP     PROCESS
                                                               PDV AMERICA    REFINING    IN REFINING   COMPLEXITY
                                                   OWNER         INTEREST     CAPACITY      CAPACITY      RATING
                                              --------------   -----------    --------    ------------  ----------
                                                                   (%)         (MBPD)        (MBPD)
LOCATION

     Lake Charles, LA                              CITGO           100           320         320          17.7
     Corpus Christi, TX                            CITGO           100           157         157          16.3
     Lemont, IL                                    CITGO           100           167         167          11.7
     Paulsboro, NJ                                 CITGO           100            84          84             -
     Savannah, GA                                  CITGO           100            28          28             -
     Houston, TX                              LYONDELL-CITGO        41           265         109          15.0
                                                                               -----         ---
       Total Rated Crude Refining Capacity                                     1,021         865
                                                                               =====         ===

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

                       PDV AMERICA REFINERY PRODUCTION (1)

                                                            YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                     2002            2001            2000
                                                -------------    -------------   --------------
                                                     (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END        865              865             865
Refinery Input
     Crude oil                                   674      84%     737      83%    791      83%
     Other feedstocks                            131      16%     150      17%    157      17%
                                                 ---     ---      ---     ---     ---     ---
         Total                                   805     100%     887     100%    948     100%
                                                 ===     ===      ===     ===     ===     ===
Product Yield
     Light fuels
         Gasoline                                379      46%     375      42%    419      44%
         Jet fuel                                 76       9%      76       8%     79       8%
         Diesel/#2 fuel                          153      19%     172      19%    182      19%
     Asphalt                                      16       2%      44       6%     47       5%
     Petrochemicals and industrial products      194      24%     228      25%    230      24%
                                                 ---     ---      ---     ---     ---     ---
         Total                                   818     100%     895     100%    957     100%
                                                 ===     ===      ===     ===     ===     ===

UTILIZATION OF RATED CRUDE REFINING CAPACITY              78%              85%             91%

-----------
(1) Includes 41.25% of the Houston refinery production.

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

           The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years ended December 31, 2002.

                        LAKE CHARLES REFINERY PRODUCTION

                                                         YEAR ENDED DECEMBER 31,
                                                ----------------------------------------
                                                     2002           2001         2000
                                                -------------    ----------   ----------
                                                  (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END         320            320          320
Refinery Input
     Crude oil                                    320     92%    317    90%   319    87%
     Other feedstocks                              28      8%     37    10%    48    13%
                                                  ---    ---     ---   ---    ---   ---
          Total                                   348    100%    354   100%   367   100%
                                                  ===    ===     ===   ===    ===   ===
Product Yield
     Light fuels
          Gasoline                                184     51%    175    48%   187    50%
          Jet fuel                                 68     19%     67    19%    70    19%
          Diesel/#2 fuel                           45     13%     62    17%    58    15%
     Petrochemicals and industrial products        60     17%     57    16%    59    16%
                                                  ---    ---     ---   ---    ---   ---
          Total                                   357    100%    361   100%   374   100%
                                                  ===    ===     ===   ===    ===   ===

Utilization of Rated Crude Refining Capacity             100%           99%         100%

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

         The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years ended December 31, 2002.

                       CORPUS CHRISTI REFINERY PRODUCTION

                                                         YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   2002          2001          2000
                                                -----------   ----------   -----------
                                                 (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END       157           157          150
Refinery Input
     Crude oil                                  154    73%    154    71%   149     70%
     Other feedstocks                            57    27%     64    29%    65     30%
                                                ---   ---     ---   ---    ---    ---
          Total                                 211   100%    218   100%   214    100%
                                                ===   ===     ===   ===    ===    ===
Product Yield
     Light fuels
          Gasoline                               93    44%     90    42%    95     46%
          Diesel/#2 fuel                         59    28%     57    26%    58     27%
     Petrochemicals and industrial products      58    28%     69    32%    58     27%
                                                ---   ---     ---   ---    ---    ---
          Total                                 210   100%    216   100%   211    100%
                                                ===   ===     ===   ===    ===    ===
Utilization of Rated Crude Refining Capacity           98%           98%           99%

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

         The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, and aromatics (including benzene, toluene and xylene). Cumene is used to make phenol, which is a chemical used in the manufacture of plastic and building materials.

         Lemont, Illinois Refinery. The Lemont refinery processes primarily heavy Canadian crude oil into a flexible slate of refined products.

         The following table shows the rated refining capacity, refinery input and product yield at the Lemont refinery for the three years ended December 31, 2002.

                               LEMONT REFINERY PRODUCTION

                                                      YEAR ENDED DECEMBER 31,
                                               -------------------------------------
                                                   2002         2001         2000
                                               -----------   ----------   ----------
                                               (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END       167          167          167
Refinery Input
     Crude oil                                   69    73%    98    78%   153    89%
     Other feedstocks                            25    27%    28    22%    18    11%
                                                ---   ---    ---   ---    ---   ---
          Total                                  94   100%   126   100%   171   100%
                                                ===   ===    ===   ===    ===   ===
Product Yield
     Light fuels
          Gasoline                               54    59%    68    56%    89    52%
          Jet Fuel                                -     0%     -     0%     1     1%
          Diesel/#2 fuel                         16    17%    24    20%    40    23%
     Petrochemicals and industrial products      22    24%    30    24%    41    24%
                                                ---   ---    ---   ---    ---   ---
          Total                                  92   100%   122   100%   171   100%
                                                ===   ===    ===   ===    ===   ===
Utilization of Rated Refining Crude Capacity           41%          59%          92%

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

         PDVSA has invoked its contractual right to declare a force majeure under the supply agreement with LYONDELL-CITGO at certain points in each of 2002, 2001, 2000, 1999 and 1998 for varying periods of time for various reasons. As a result of these declarations, PDVSA was relieved of its obligation to deliver crude oil under the supply agreement and LYONDELL-CITGO had to purchase crude oil from alternate sources, which resulted in increased volatility to operating margins. (See Consolidated Financial Statements of PDV America -- Note 4 in Item 15a and Financial Statements of LYONDELL-CITGO Refining LP - Note 11 in Item 15a).

CRUDE OIL AND REFINED PRODUCT PURCHASES

         CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. Crude oil is CITGO's primary raw material. CITGO buys and sells crude oil to facilitate procurement and delivery of a desired type or grade of crude oil to a desired location to supply our refineries, not as an independent business activity to generate profit. CITGO believes that reflecting the net result of this activity in cost of sales is an appropriate reflection of the nature of these transactions as efforts undertaken to acquire raw material. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including a number of affiliated companies. (See "Item 13. Certain Relationships and Related Transactions").

         Crude Oil Purchases. The following chart shows CITGO's net purchases of crude oil for the three years ended December 31, 2002:

                            CITGO CRUDE OIL PURCHASES

                 LAKE CHARLES, LA    CORPUS CHRISTI, TX       LEMONT, IL           PAULSBORO, NJ      SAVANNAH, GA
                ------------------   ------------------   ------------------    ------------------  ------------------
                2002   2001   2000   2002   2001   2000   2002   2001   2000    2002   2001   2000  2002   2001   2000
                ----   ----   ----   ----   ----   ----   ----   ----   ----    ----   ----   ----  ----   ----   ----
                      (MBPD)                (MBPD)              (MBPD)                (MBPD)              (MBPD)
SUPPLIERS
PDVSA           125    136    104    126    138    143     11     13      14     36     39     47    22     22     22
Other sources   190    185    214     29     10      8     62     78     140      7      3      -     -      -      -
                ---    ---    ---    ---    ---    ---    ---    ---     ---    ---    ---    ---   ---    ---    ---
     Total      315    321    318    155    148    151     73     91     154     43     42     47    22     22     22
                ===    ===    ===    ===    ===    ===    ===    ===     ===    ===    ===    ===   ===    ===    ===

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

                  CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                           VOLUMES OF
                                                      CRUDE OIL PURCHASED
                                CONTRACT CRUDE         FOR THE YEAR ENDED
                                  OIL VOLUME              DECEMBER 31,         CONTRACT
                            -----------------------   --------------------    EXPIRATION
                            BASE    INCREMENTAL (1)   2002   2001    2000        DATE
                            ----    ---------------   ----   ----    ----     ----------
                                  (MBPD)                     (MBPD)            (YEAR)
LOCATION
Lake Charles, LA (2)        120           70           109    117     110       2006
Corpus Christi, TX (2)      130            -           114    126     118       2012
Paulsboro, NJ (2)            30            -            27     26      28       2010
Savannah, GA (2)             12            -            12     12      12       2013

--------------
(1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.

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

         The price we pay for crude oil purchased under these crude oil supply agreements is not directly related to the market price of any other crude oil. However, the intention of the pricing mechanism in the crude supply agreements was to reflect market pricing over long periods of time, but there may be periods in which the price paid for crude oil purchased under those agreements may be higher or lower than the price that might have been paid in the spot market. Internal estimates indicate that the pricing mechanism is working as intended to reflect market prices over long periods of time.

         These crude supply agreements contain force majeure provisions which excuse the performance by either party of its obligations under the agreement under specified circumstances. As a result of Venezuela and other countries following production quotas established by the Organization of the

Petroleum Exporting Countries, PDVSA invoked the force majeure provisions and reduced the volume of crude oil supplied under the contracts in April 1998, in February 1999 through October 2000 and in February 2001 through March 2003. In one instance PDVSA noted operational and technical problems as the reason for the declaration. As a result of these declarations of force majeure, CITGO was required to obtain crude oil from alternative sources, which resulted in increased volatility in its operating margins. In 2002, 2001 and 2000, the increased cost of crude oil purchased due to these declarations of force majeure was $42 million, $6 million and $5 million, respectively. CITGO was notified that effective March 6, 2003, PDVSA ended its most recent declaration of force majeure under the crude oil supply agreements. (See Consolidated Financial Statements of PDV America - Note 2 in Item 15a for a description of events that led to further disruption of supplies in December 2002).

         The supply agreements provide that if the supplier does not supply CITGO with the volume of crude oil and feedstock required under that agreement and that failure is not excused by force majeure, then the supplier must pay CITGO the deemed margin, in the case of the Lake Charles supply agreement, and the deemed margin and the applicable fixed cost, in the case of the Corpus Christi supply agreement, for the amount of crude oil and feedstock not supplied. During 2000, 2001 and 2002, PDVSA did not deliver the feedstock naphtha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof. PDVSA paid CITGO approximately $2 million for naphtha not delivered under the supply agreements during each of 2000 and 2001. CITGO expects to receive approximately $3 million from PDVSA for naphtha not delivered under the supply agreements during 2002.

         Refined Product Purchases. The marketing and sale of refined petroleum products represents CITGO's revenue generating activity. The demand for those products in CITGO's market areas exceeds the capacity of its refineries to produce them so it purchases significant quantities of refined products from affiliated and non-affiliated suppliers. CITGO must have the right refined products in the right locations and in the right quantities in order to satisfy customer supply arrangements and market requirements. Thus, it purchases and sells refined products of various grades in various locations from other suppliers. Sales of refined products are reported as revenue upon transfer of title to the buyer. Purchases of refined product are treated as acquisitions, a component of cost of sales, upon transfer of title to CITGO.

         CITGO is required to purchase refined products to supplement the production of the Lake Charles, Corpus Christi and Lemont refineries in order to meet demand of CITGO's marketing network and to resolve logistical issues. The following table shows CITGO's purchases of refined products for the three years ended December 31, 2002.

                         CITGO REFINED PRODUCT PURCHASES

                         YEAR ENDED DECEMBER 31,
                         -----------------------
                         2002      2001     2000
                         ----      ----     ----
                                  (MBPD)
LIGHT FUELS
     Gasoline            689       640      616
     Jet fuel             61        74       81
     Diesel/#2 fuel      239       264      264
                         ---       ---      ---
        Total            989       978      961
                         ===       ===      ===

         As of December 31, 2002, CITGO purchased substantially all of the gasoline, diesel/#2 fuel, and jet fuel produced at the LYONDELL-CITGO refinery under a contract which extends through the year 2017. LYONDELL-CITGO was a major supplier in 2002 providing CITGO with 114 MBPD of gasoline,

84 MBPD of diesel/#2 fuel, and 18 MBPD of jet fuel. See "--Refining--LYONDELL-CITGO Refining LP".

         In October 1998, PDVSA V.I., Inc., an affiliate of PDVSA, acquired a 50% equity interest in HOVENSA, L.L.C. ("HOVENSA"), a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands. Under the related product sales agreement, CITGO acquired approximately 100 MBPD of refined products from the refinery during 2002, approximately one-half of which was gasoline.

MARKETING

         CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, lubricants and waxes. The following table shows revenues and volumes of each of these product categories for the three years ended December 31, 2002.

                CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES

                                                 YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                           ---------------------------------      ------------------------------
                                              2002        2001        2000         2002        2001        2000
                                           ---------   ---------   ---------      ------      ------      ------
                                                    ($ IN MILLIONS)                    (GALLONS IN MILLIONS)
LIGHT FUELS
    Gasoline                               $  11,758   $  11,316   $  12,447      15,026      13,585      13,648
    Jet fuel                                   1,402       1,660       2,065       2,003       2,190       2,367
    Diesel/#2 fuel                             3,462       3,984       4,750       5,031       5,429       5,565
ASPHALT                                          597         502         546         902         946         812
PETROCHEMICALS AND INDUSTRIAL PRODUCTS         1,485       1,490       1,763       2,190       2,297       2,404
LUBRICANTS AND WAXES                             561         536         552         261         240         279
                                           ---------   ---------   ---------      ------      ------      ------
      Total                                $  19,265   $  19,488   $  22,123      25,413      24,687      25,075
                                           =========   =========   =========      ======      ======      ======


         Light Fuels. Gasoline sales accounted for 61% of CITGO's refined product sales in 2002, 58% in 2001, and 56% in 2000. CITGO markets CITGO branded gasoline through approximately 13,000 independently owned and operated CITGO branded retail outlets located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles, Corpus Christi and Lemont refineries was only equivalent to approximately 54%, 55% and 62% of the volume of CITGO branded gasoline sold in 2002, 2001 and 2000, respectively. See "--Crude Oil and Refined Product Purchases -- Refined Product Purchases".

         The following table includes wholesale fuel sales.

                             Year Ended December 31,
                            ------------------------
                             2002      2001     2000
                            ------    ------   ------
                              (Gallons in millions)
Wholesale fuel sales        13,758    13,500   13,441

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

         Petrochemicals and Industrial Products. CITGO sells petrochemicals in bulk to a variety of U.S. manufacturers as raw material for finished goods. The majority of CITGO's cumene production is sold to Mount Vernon Phenol Plant Partnership, a joint venture phenol production plant in which CITGO is a partner. The phenol plant produces phenol and acetone for sale primarily to the principal partner in the phenol plant for the production of plastics. Sulphur is sold to the U.S. and international fertilizer industries; cycle oils are sold for feedstock processing and blending; natural gas liquids are sold to the U.S. fuel and petrochemical industry; petroleum coke is sold primarily in international markets, through TCP Petcoke Corporation, a joint venture, for use as kiln and boiler fuel; and residual fuel blendstocks are sold to a variety of fuel oil blenders.

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

PIPELINE OPERATIONS

         CITGO owns and operates a crude oil pipeline and three products pipeline systems. CITGO also has equity interests in three crude oil pipeline companies and six refined product pipeline companies. CITGO's pipeline interests provide it with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States, transporting refined products from the Gulf
Coast to the mid-Atlantic and eastern seaboard states. CITGO has a 15.8 percent ownership interest in Colonial Pipeline.

EMPLOYEES

         CITGO and its subsidiaries have a total of approximately 4,300 employees, approximately 1,500 of whom are covered by union contracts. Most of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant plant and various refined product terminals.

ENVIRONMENT AND SAFETY

         Environment

         The Companies are subject to the federal Clean Air Act ("CAA") which includes the New Source Review ("NSR") program as well as the Title V air permitting program; the federal Clean Water Act which includes the National Pollution Discharge Elimination System program; the Toxic Substances Control Act; and the federal Resource Conservation and Recovery Act and their equivalent state programs. The Companies are required to obtain permits under all of these programs and have approximately 1,000 permits. These permits have terms which vary from one to ten years after which they are subject to renewal. The Companies believe they are in compliance with the terms of these permits.

         In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believes that CITGO and these other companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS, subsequent remedial actions and natural resource damages. CITGO disagrees with the U.S. EPA's allegations and intends to contest this matter. CITGO does not have any additional CERCLA matters.

         The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulphur gasoline and diesel fuel that have necessitated additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. Also, regulatory interpretations by the U.S. EPA regarding "modifications" to refinery equipment under the NSR provisions of the CAA have created uncertainty about the extent to which additional capital and operating expenditures will be required and administrative penalties imposed.

         Federal, state and local environmental laws and regulations may require the Companies to take additional compliance actions and also actions to remediate the effects on the environment of prior disposal or release of petroleum, hazardous substances and other waste and/or pay for natural resource damages. Maintaining compliance with environmental laws and regulations could require significant capital expenditures and additional operating costs. Also, numerous other factors affect the Companies' plans with respect to environmental compliance and related expenditures. See "Forward Looking Statements."

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

         In 1992, an agreement was reached between CITGO and the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at the Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. CITGO and the former owner of the refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the LDEQ. The LDEQ issued an administrative order in June 2002 that addressed the requirements and schedule for proceeding to develop and implement the corrective action or closure plan for these surface impoundments and related waste units. Compliance with the terms of the administrative order has begun. CITGO has incurred remediation costs to date related to these surface impoundments of approximately $23 million. Based on currently available information and proposed remedial approach, CITGO currently anticipates closure and post -closure costs related to these surface impoundments and related solid waste management units to range from $14 million to $21 million.

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

                                           2003     2004    2005     2006     2007
                                          ------   ------   -----   -----    ------
                                                        (IN MILLIONS)
Tier 2 gasoline (1)                       $  231   $  125   $  82   $  10    $    -
Ultra low sulfur diesel (2)                    3       33     179     155       175
Other environmental (3)                       35       51      81      92        54
                                          ------   ------   -----   -----    ------
     Total regulatory/environmental       $  269   $  209   $ 342   $ 257    $  229
                                          ======   ======   =====   =====    ======

----------

(1) In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the average sulfur content of gasoline for highway use produced at any refinery not exceed 30 parts per million during any calendar year by January 1, 2006, with a phase-in beginning January 1, 2004. In order to comply with these regulations, CITGO will install additional hydroprocessing facilities at its refineries. (Hydroprocessing facilities remove sulfur from oil by means of a chemical reaction which occurs when the oil is mixed with hydrogen, heated and processed over a catalyst.)

(2) Spending on Ultra Low Sulfur Diesel ("ULSD") assumes the EPA will require ULSD for on-road diesel in 2006 and ULSD for off-road diesel use in 2008. The ULSD program will require CITGO to make additional capital investments at its refineries. The estimates shown here are based on the installation of traditional hydroprocessing facilities. These regulations are not final and spending could be reduced if certain alternative regulatory schemes proposed by EPA are adopted. CITGO continues to evaluate new technological innovations which may reduce the required investment.

(3) Other environmental spending assumes $162.9 million in spending to comply with New Source Review standards under the Clean Air Act.

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

                                                                         YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                      2002          2001          2000           1999          1998
                                                    --------      --------      --------        -------      --------
                                                                          (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA
    Net sales and sales to affiliates               $ 19,358      $ 19,601      $ 22,157        $13,334      $ 10,960
    Equity in earnings of affiliates                     101           109            59             22            82
    Other income (including insurance recoveries)        387            (2)          (24)           (27)           (9)
    Net revenues                                      19,913        19,774        22,269         13,413        11,107
    Income before cumulative effect of change
         in accounting principle                         198           410           336            142           231
    Net income                                           198           423           336            142           231
    Other comprehensive income (loss)                    (22)           (1)            1             (3)            -
    Comprehensive income                                 175           422           337            139           231
Ratio of Earnings to Fixed Charges (1)                  3.10  x       5.55  x       4.37  x        2.44  x       2.97 x
BALANCE SHEET DATA
    Total assets                                    $  7,797      $  7,352      $  7,635        $ 7,746      $  7,075
    Long-term debt (excluding current portion)(2)      1,134         1,850         1,586          2,096         2,174
    Total debt (3)                                     1,847         1,978         1,697          2,442         2,273
    Shareholder's equity                               2,879         2,704         2,789          2,718         2,601

-----------------
(1) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting changes plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest.

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

         In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on PDV America's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. Although the pricing formulas under CITGO's crude supply agreements with PDVSA are designed to provide a measure of stability to CITGO's refining margins, CITGO receives only approximately 50% of its crude oil requirements under these agreements. Therefore, a substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on PDV America's earnings and cash flows.

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

         A nation-wide work stoppage by opponents of the government of Venezuela began on December 2, 2002, and disrupted most activity in that country, including the operations of PDVSA. CITGO continued to be able to locate and purchase 100% of our crude oil requirements in December 2002 and January and February 2003, albeit at higher prices than under CITGO's supply contracts with PDVSA, to maintain normal operations at its refineries and to meet its refined products commitments to its customers. The reduction in supply and purchase of crude oil from alternative sources had the effect of increasing CITGO's crude oil cost and decreasing CITGO's gross margin and profit margin from what it would have been if the crude oil was received under CITGO's long-term crude oil supply contracts with PDVSA. CITGO received only 43% of its contracted crude oil from PDVSA under the supply contracts in December 2002. As a result, CITGO estimates that crude oil costs for the month of December 2002 were $20 million higher than what would have otherwise been the case. In February 2003, CITGO received approximately 100% of its contracted crude oil volumes under those agreements. In addition, in February CITGO scheduled the purchase of approximately 2.5 million barrels of crude oil from PDVSA at market prices; these volumes were delivered in early March. CITGO has received confirmation from PDVSA that they expect to deliver the full contract volume during March 2003 under the crude oil supply agreements. Finally, CITGO was notified that effective March 6, 2003, PDVSA ended its declaration of force majeure under the crude oil supply agreements.

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

RESULTS OF OPERATIONS

  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

         The following table summarizes PDV America's sales revenues and volumes.

                     PDV AMERICA SALES REVENUES AND VOLUMES

                                                YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                           ---------------------------------      ------------------------------
                                             2002         2001       2000          2002        2001        2000
                                           ---------   ---------   ---------      ------      ------      ------
                                                     (IN MILLIONS)                     (GALLONS IN MILLIONS)
Gasoline                                   $  11,758   $  11,316   $  12,447      15,026      13,585      13,648
Jet fuel                                       1,402       1,660       2,065       2,003       2,190       2,367
Diesel / #2 fuel                               3,462       3,984       4,750       5,031       5,429       5,565
Asphalt                                          597         502         546         902         946         812
Petrochemicals and industrial products         1,485       1,490       1,763       2,190       2,297       2,404
Lubricants and waxes                             561         536         552         261         240         279
                                           ---------   ---------   ---------      ------      ------      ------
          Total refined product sales      $  19,265   $  19,488   $  22,123      25,413      24,687      25,075
Other sales                                       93         113          34           -           -           -
                                           ---------   ---------   ---------      ------      ------      ------
          Total sales                      $  19,358   $  19,601   $  22,157      25,413      24,687      25,075
                                           =========   =========   =========      ======      ======      ======

         The following table summarizes PDV America's cost of sales and operating expenses.

                PDV AMERICA COST OF SALES AND OPERATING EXPENSES

                                                                   YEAR ENDED DECEMBER 31,
                                                               2002         2001        2000
                                                             ---------   ---------    ---------
                                                                      ($ IN MILLIONS)
Crude oil                                                    $   5,098   $   4,898    $   6,784
Refined products                                                11,077      10,686       11,638
Intermediate feedstocks                                          1,489       1,496        1,573
Refining and manufacturing costs                                 1,233       1,113        1,058
Other operating costs and expenses and inventory changes           314         542          317
                                                             ---------   ---------    ---------
       Total cost of sales and operating expenses            $  19,211   $  18,735    $  21,370
                                                             =========   =========    =========

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

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated net cash provided by operating activities totaled approximately $844 million for the year ended December 31, 2002. Operating cash flows were derived primarily from net income of $198 million, depreciation and amortization of $301 million and changes in working capital of $256 million. The change in working capital is primarily the result of increases in payables to affiliates and trade payables and a decrease in prepaid taxes offset, in part, by an increase in prepaid turnaround maintenance charges.

         Net cash used in investing activities in 2002 totaled $789 million consisting primarily of capital expenditures of $712 million. These capital expenditures include $220 million in spending to rebuild the crude distillation unit of the Lemont refinery due to a fire on August 14, 2001. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. The new crude unit was operational in May 2002. Capital expenditures also include $148 million in spending, primarily at the Lake Charles and Lemont refineries, to meet regulatory requirements, $116 million in spending for maintenance capital projects, primarily at the Lake Charles refinery, and $228 million in strategic capital expenditures, primarily at the Lake Charles, Corpus Christi and Lemont refineries.

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

         Capital expenditure projected amounts for 2003 and 2004 through 2007 are as follows:

    PDV AMERICA ESTIMATED CAPITAL EXPENDITURES - 2003 THROUGH 2007

                                                   2004-
                                    2003           2007
                                PROJECTED (1)    PROJECTED
                                -------------    ---------
                                      (IN MILLIONS)
Strategic                        $    88         $     535
Maintenance                           91               502
Regulatory / Environmental           269             1,037
                                 -------         ---------
     Total                       $   448         $   2,074
                                 =======         =========

-----------

(1) Reflects reduction in 2003 projected capital expenditures discussed below. These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements."

         Estimated capital expenditures necessary to comply with the Clean Air Act and other environmental laws and regulations are summarized below. See "Factors Affecting Forward Looking Statements."

                                                                               BEYOND
                                         2003     2004      2005      2006      2006
                                         ------  -------   -------   -------   -------
                                                         (IN MILLIONS)
Tier 2 gasoline (1)                      $  231  $   125   $    82   $    10   $     -
Ultra low sulfur diesel (2)                   3       33       179       155       249
Other environmental (3)                      35       51        81        92        81
                                         ------  -------   -------   -------   -------
     Total regulatory/environmental      $  269  $   209   $   342   $   257   $   330
                                         ======  =======   =======   =======   =======

----------------

(1) In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the average sulfur content of gasoline for highway use produced at any refinery not exceed 30 parts per million during any calendar year by January 1, 2006, with a phase-in beginning January 1, 2004. In order to comply with these regulations, CITGO will install additional hydroprocessing facilities at its refineries. (Hydroprocessing facilities remove sulfur from oil by means of a chemical reaction which occurs when the oil is mixed with hydrogen, heated and processed over a catalyst.)

(2) Spending on Ultra Low Sulfur Diesel ("ULSD") assumes the EPA will require ULSD for on-road diesel in 2006 and ULSD for off-road diesel use in 2008. The ULSD program will require CITGO to make additional capital investments at its refineries. The estimates shown here are based on the installation of traditional hydroprocessing facilities. These regulations are not final and spending could be reduced if certain alternative regulatory schemes proposed by EPA are adopted. CITGO continues to evaluate new technological innovations which may reduce the required investment.

(3) Other environmental spending assumes $162.9 million in spending to comply with New Source Review standards under the Clean Air Act.

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

         The sources of the Companies' liquidity changed recently as a result of events that have occurred in Venezuela. Those events affected a portion of the crude oil supplies that CITGO received from PDVSA, requiring it to replace those supplies from other sources at higher prices and on payment terms generally less favorable than the terms under CITGO's supply agreements with PDVSA. However, PDVSA allowed extended payment terms during this period. CITGO received approximately 43% and 91% of CITGO's contracted crude oil volumes from PDVSA during December and January, respectively. In February 2003, CITGO received approximately 100% of CITGO's contracted crude oil volumes under those agreements. In addition, CITGO was able to purchase approximately 2.5 million barrels of crude oil from PDVSA during February at market prices. Finally, CITGO received confirmation from PDVSA that they expect to deliver the full contract volume during March 2003 under the crude oil supply agreements. During this supply disruption, CITGO was successful in covering any shortfall with spot market purchases, but those purchases generally required payment 15 days sooner than would be the case for comparable deliveries under CITGO's supply agreements with PDVSA. This shortening of CITGO's payment cycle has increased its cash needs and reduced its liquidity. Also, a number of trade creditors have sought to tighten credit payment terms on purchases that CITGO makes from them. That tightening would further increase its cash needs and further reduce its liquidity.

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

         Letter of credit providers for $76 million of CITGO's outstanding letters of credit have indicated that they will not renew such letters of credit. These letters of credit support approximately $75 million of tax-exempt bond issues that were issued previously for CITGO's benefit. In March 2003, CITGO repurchased these tax-exempt revenue bonds. CITGO expects that it will seek to reissue these tax-exempt bonds with replacement letters of credit in support if it is able to obtain such letters of credit from other financial institutions or, alternatively, it will seek to replace these tax-exempt bonds with new tax-exempt bonds that will not require letter of credit support. CITGO has an additional $231 million of letters of credit outstanding that back or support other bond issues that it has issued through governmental entities, which are subject to renewal during 2003. CITGO has not received any notice from the issuers of these additional letters of credit indicating an intention not to renew. However, CITGO cannot be certain that any of its letters of credit will be renewed, that it will be successful in obtaining replacements if they are not renewed, that any replacement letters of credit will be on terms as advantageous as those it currently holds or that it will be able to arrange for replacement tax-exempt bonds that will not require letter of credit support. To the extent that issuers of these letters of credit do not renew, CITGO is not successful in obtaining replacements if they are not renewed, or that CITGO is not successful in arranging for replacement tax-exempt bonds that will not require letter of credit support, this will increase CITGO's cash needs and reduce its liquidity. CITGO believes that it has and will continue to have sufficient liquidity to accommodate any of these potential outcomes.

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

         As of December 31, 2002, CITGO had an effective shelf registration statement with the SEC under which it could have publicly offered up to $400 million principal amount of debt securities. Due to downgradings of CITGO's credit ratings announced during the first part of 2003, the shelf registration statement is not presently available. CITGO may not be able to access the public market if and when it would like to do so. Due, at the time, to the prospect of the Venezuelan work stoppage, in December 2002, CITGO postponed a planned offering of up to $250 million of unsecured notes from its shelf-registration statement.

         PDV America's and CITGO's senior unsecured debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

                                          PDV
                                        America       CITGO
                                        -------       -----
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

         The Companies' debt instruments do not contain any covenants that trigger increased costs or burdens as a result of a change in its securities ratings. However, certain of CITGO's guarantee agreements, which support approximately $20 million of PDV Texas, Inc., an affiliate, letters of credit, require CITGO to cash collateralize the applicable letters of credit upon a reduction of CITGO's credit rating below a stated level.

         As of February 28, 2003, PDV America and its subsidiaries had a total of $2.5 billion of indebtedness outstanding that matures on various dates through the year 2032:

                                                                 000's omitted)
Revolving bank loans                                             $      285,000

Senior Secured Term Loan                                                200,000

Senior Notes $200 million face amount, due 2006
  with interest rate of 7.875%                                          149,925

Senior Notes due 2003 with interest rate of 7.875%                      499,757

Senior Notes $550 million face amount, due 2011
  with interest rate of 11.375%                                         546,590

Private Placement Senior Notes, due 2003 to 2006
  with interest rate of 9.30%                                            45,455

Master Shelf Agreement Senior Notes, due 2003 to 2009
  with interest rates from 7.17% to 8.94%                               235,000

Tax-Exempt Bonds, due 2004 to 2032 with variable and
  fixed interest rates                                                  425,872

Taxable Bonds, due 2026 to 2028 with variable interest rates            115,000

                                                                 --------------
                                                                 $    2,502,599
                                                                 ==============

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

                             CONTRACTUAL OBLIGATIONS
                              AT DECEMBER 31, 2002

                                                              EXPIRATION
                                                 -------------------------------------
                                                 LESS THAN    YEAR      YEAR    OVER 5
                                       TOTAL      1 YEAR      2-3       4-5     YEARS
                                       -----     ---------    ---       ---     -----
                                                        ($ in millions)
Long-Term Debt                        $ 1,800     $   690    $  209    $  313   $  588
Capital Lease Obligations                  47          23         5         6       13
Operating Leases                          255         106       101        35       13
                                      -------     -------    ------    ------   ------
Total Contractual Cash Obligations    $ 2,102     $   819    $  315    $  354   $  614
                                      =======     =======    ======    ======   ======

(See Consolidated Financial Statements of PDV America--Notes 11 and 15 in Item
15a).

         The following table summarizes PDV America's contingent commitments at December 31, 2002.

                          OTHER COMMERCIAL COMMITMENTS
                              AT DECEMBER 31, 2002

                                                        EXPIRATION
                                  TOTAL      -----------------------------------
                                  AMOUNTS    LESS THAN    YEAR    YEAR    OVER 5
                                 COMMITTED    1 YEAR       2-3     4-5     YEARS
                                 ---------   ----------   -----   ----    ------
                                                  ($ in millions)
Letters of Credit (1)             $    3      $    3      $   -   $  -    $    -
Guarantees                            73          67          2      3         1
Surety Bonds                          71          58         11      2         -
                                  ------      ------      -----   ----    ------
Total Commercial Commitments      $  147      $  128      $  13   $  5    $    1
                                  ======      ======      =====   ====    ======

-------------

(1) The Company has outstanding letters of credit totaling approximately $451 million, which includes $448 million related to the Company's tax-exempt and taxable revenue bonds shown in the table of contractual obligations above.

(See Consolidated Financial Statements of PDV America--Note 14 in Item 15a).

NEW ACCOUNTING STANDARDS

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

ITEM 7 A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which CITGO operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at December 31, 2002, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. As of December 31, 2002 CITGO's total crude and refined products inventory was 49 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 1.6 million barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

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

                        NON TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2002

                                                                   MATURITY   NUMBER OF   CONTRACT    MARKET
     COMMODITY                           DERIVATIVE                  DATE     CONTRACTS    VALUE     VALUE (4)
     ---------                           ----------                --------   ---------   --------   ---------
                                                                                            ($ in millions)
                                                                                            ---------------
No Lead Gasoline (1)   Futures Purchased                             2003         564     $   19.9   $    20.6
                       Futures Sold                                  2003       1,023     $   35.3   $    37.6
                       Listed Options Purchased                      2003       1,225     $      -   $     4.2
                       Listed Options Sold                           2003       2,225     $      -   $    (5.5)
                       Forward Purchase Contracts                    2003       2,577     $   89.2   $    92.5
                       Forward Sales Contracts                       2003       2,364     $   81.3   $    86.2

Distillates (1)        Futures Purchased                             2003       2,227     $   73.4   $    78.7
                       Futures Purchased                             2004          31     $    0.8   $     0.9
                       Futures Sold                                  2003       2,953     $   93.2   $    96.7
                       OTC Options Purchased                         2003          66     $      -   $     0.1
                       OTC Options Sold                              2003          66     $      -   $    (0.1)
                       OTC Swaps (Pay Fixed/Receive Float) (3)       2003          12     $      -   $       -
                       OTC Swaps (Pay Float/Receive Fixed) (3)       2003          75     $      -   $       -
                       Forward Purchase Contracts                    2003       3,134     $  106.5   $   111.0
                       Forward Sale Contracts                        2003       2,944     $   98.1   $   104.7

Crude Oil (1)          Futures Purchased                             2003       1,986     $   51.2   $    54.5
                       Futures Sold                                  2003       1,476     $   41.8   $    45.3
                       Listed Options Purchased                      2003       2,250     $      -   $     2.3
                       Listed Options Sold                           2003       3,150     $      -   $    (3.1)
                       OTC Swaps (Pay Float/Receive Fixed) (3)       2003       3,500     $      -   $    (3.0)
                       Forward Purchase Contracts                    2003       5,721     $  160.8   $   174.4
                       Forward Sale Contracts                        2003       4,412     $  129.8   $   137.2

Natural Gas (2)        Listed Options Purchased                      2003          85     $      -   $     0.1
                       Listed Options Sold                           2003          40     $      -   $     0.1

Propane (1)            OTC Swaps (Pay Fixed / Receive Float) (3)     2003          75     $      -   $     0.5
                       OTC Swaps (Pay Float / Receive Fixed) (3)     2003         300     $      -   $    (1.5)

--------------

(1) 1,000 barrels per contract

(2) Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4) Based on actively quoted prices.

               NON TRADING COMMODITY DERIVATIVES
               OPEN POSITIONS AT DECEMBER 31, 2001

                                                                   MATURITY   NUMBER OF    CONTRACT     MARKET
      COMMODITY                       DERIVATIVE                     DATE     CONTRACTS     VALUE      VALUE (4)
      ---------                       ----------                   --------   ---------    --------    ---------
                                                                                              ($ in millions)
                                                                                              ---------------
No Lead Gasoline (1)    Futures Purchased                            2002         994      $   25.4    $    25.0
                        Futures Sold                                 2002         332      $    8.3    $     8.1
                        Forward Purchase Contracts                   2002       4,095      $   95.8    $    94.0
                        Forward Sale Contracts                       2002       3,148      $   71.2    $    73.2

Distillates (1)         Futures Purchased                            2002       1,483      $   43.4    $    34.6
                        Futures Purchased                            2003          94      $    2.4    $     2.3
                        Futures Sold                                 2002         943      $   25.3    $    21.8
                        OTC Options Purchased                        2002          30      $      -    $       -
                        OTC Options Sold                             2002          30      $   (0.1)   $    (0.1)
                        Forward Purchase Contracts                   2002       1,123      $   25.2    $    24.9
                        Forward Sale Contracts                       2002       2,536      $   56.3    $    56.4

Crude Oil (1)           Futures Purchased                            2002         517      $   12.6    $    10.4
                        Futures Sold                                 2002         649      $   12.7    $    12.9
                        OTC Swaps (Pay Float/Receive Fixed)(3)       2002           2      $      -    $     0.3
                        OTC Swaps (Pay Fixed/Receive Float)(3)       2002           1      $      -    $       -
                        Forward Purchase Contracts                   2002       6,652      $  130.3    $   135.2
                        Forward Sale Contracts                       2002       6,268      $  135.1    $   137.0

Natural Gas (2)         Futures Sold                                 2002          55      $    1.6    $     1.4
                        OTC Options Sold                             2002          20      $      -    $    (0.1)

---------------

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

                      NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT DECEMBER 31, 2002 AND 2001

                                                                     NOTIONAL
                                                    FIXED           PRINCIPAL
VARIABLE RATE INDEX         EXPIRATION DATE       RATE PAID          AMOUNT
-------------------         ---------------       ---------         ---------
                                                                 ($ in millions)
    J.J. Kenny               February 2005          5.30%            $  12
    J.J. Kenny               February 2005          5.27%               15
    J.J. Kenny               February 2005          5.49%               15
                                                                     -----
                                                                     $  42
                                                                     =====

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

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2002

                                                                      EXPECTED
 EXPECTED         FIXED         AVERAGE FIXED      VARIABLE        AVERAGE VARIABLE
MATURITIES      RATE DEBT       INTEREST RATE      RATE DEBT        INTEREST RATE
----------      ---------       -------------      ---------        -------------
             ($ in millions)                     ($ in millions)
  2003           $   561           7.98%           $     129            2.60%
  2004                31           8.02%                  16            3.78%
  2005                11           9.30%                 150            5.77%
  2006               252           8.06%                   -               -
  2007                50           8.94%                  12            8.76%
Thereafter           183           7.50%                 405           10.22%
                 -------           ----            ---------           -----
   Total         $ 1,088           7.97%           $     712            7.73%
                 =======           ====            =========           =====
Fair Value       $ 1,039                           $     712
                 =======                           =========

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2001

                                                                     EXPECTED
 EXPECTED         FIXED        AVERAGE FIXED       VARIABLE      AVERAGE VARIABLE
MATURITIES      RATE DEBT      INTEREST RATE      RATE DEBT       INTEREST RATE
----------   ---------------   -------------   ---------------   ----------------
             ($ in millions)                   ($ in millions)
   2002          $   36           8.78%           $     71           3.45%
   2003             560           7.98%                320           4.64%
   2004              31           8.02%                 16           5.72%
   2005              11           9.30%                  -              -
   2006             251           8.06%                  -              -
Thereafter          130           7.85%                485           8.50%
                 ------           ----            --------           ----
   Total         $1,019           8.03%           $    892           6.66%
                 ======           ====            ========           ====
Fair Value       $1,035                           $    892
                 ======                           ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are included in Item 15a of this report.

QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

                                            1ST QTR.         2ND QTR.        3RD QTR.       4TH QTR.
                                                                   (000s OMITTED)
2002

Sales                                    $   3,671,422    $   4,793,441   $   5,410,571   $   5,482,888
                                         =============    =============   =============   =============

Cost of sales and operating expenses     $   3,708,903    $   4,686,882   $   5,298,606   $   5,516,925
                                         =============    =============   =============   =============

Gross margin                             $     (37,481)   $     106,559   $     111,965   $     (34,037)
                                         =============    =============   =============   =============

Net (loss) income                        $     (11,851)   $     100,007   $      60,816   $      48,678
                                         =============    =============   =============   =============

                                            1ST QTR.         2ND QTR.        3RD QTR.        4TH QTR.
                                                                  (000s OMITTED)
2001

Sales                                    $   4,961,551   $   5,755,971   $   5,168,112   $   3,715,534
                                         =============   =============   =============   =============

Cost of sales and operating expenses     $   4,757,046   $   5,308,280   $   4,986,147   $   3,683,179
                                         =============   =============   =============   =============

Gross margin                             $     204,505   $     447,691   $     181,965   $      32,355
                                         =============   =============   =============   =============

Income (loss) before cumulative effect
 of change in accounting principle       $     104,470   $     255,465   $      76,158   $     (26,322)
                                         =============   =============   =============   =============

Net income (loss)                        $     118,070   $     255,465   $      76,158   $     (26,322)
                                         =============   =============   =============   =============

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

         CITGO has entered into several transactions with PDVSA or affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. Under these agreements, CITGO purchased approximately $3.3 billion of crude oil, feedstocks and refined products at market related prices from PDVSA in 2002. At December 31, 2002, $262 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA. At December 31, 2002, CITGO had approximately $90 million in accounts payable related to crude oil deliveries from PDVSA for which CITGO had not received invoices. (See "Items 1. and 2. Business and Properties -- Crude Oil and Refined Product Purchases" for a description of the contracts and the pricing mechanism).

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

         In October 1998, PDVSA V.I., Inc., an affiliate of PDVSA, acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (See Consolidated Financial Statements of PDV America --

Notes 3 and 5 in Item 15a). Pursuant to the above arrangement, CITGO acquired approximately 100 MBPD of refined products from the refinery during 2002, approximately one-half of which was gasoline.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a.       CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

         (1) Financial Statements:

                                                                                           Page
                                                                                           ----
PDV America, Inc.

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

LYONDELL-CITGO Refining LP

  Report of Independent Accountants                                                         F-37
  Statements of Income for the years ended December 31, 2002, 2001 and 2000                 F-38
  Balance Sheets at December 31, 2002 and 2001                                              F-39
  Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000             F-40
  Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000      F-41
  Notes to Financial Statements                                                             F-42

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

Exhibit
 Number                                         Description
-------                                         -----------
3.1            Certificate of Incorporation, Certificate of Amendment of Certificate of Incorporation and
               By-laws of PDV America (incorporated by reference to PDV America, Inc.'s Registration
               Statement on Form F-1, File No. 33-63742, Exhibit 3.1 filed with the Commission on June 2,
               1993).

4.1            Indenture, dated as of August 1, 1993, among PDV America, Propernyn, PDVSA and Citibank,
               N.A., as trustee, relating to PDV America's 7-1/4% Senior Notes due 1998, 7-3/4% Senior
               Notes due 2000 and 7-7/8% Senior Notes due 2003, including the form of Senior Notes
               (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File
               No. 33-63742, Exhibit 4.1 filed with the Commission on June 2, 1993).

4.2            Indenture, dated February 27, 2003, between CITGO Petroleum Corporation, as Issuer, and
               The Bank of New York, as Trustee, relating to the $550,000,000 11-3/8% Senior Notes due
               2011 of CITGO Petroleum Corporation (incorporated by reference to CITGO Petroleum
               Corporation's 2002 Form 10-K, File No. 1-14380, Exhibit 4.2 filed with the Commission on
               March 24, 2003).

10.1           Crude Supply Agreement between CITGO Petroleum Corporation and Petroleos de Venezuela,
               S.A., dated as of September 30, 1986 (incorporated by reference to PDV America, Inc.'s
               Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.1 filed with the
               Commission on June 2, 1993).

10.2           Supplemental Crude Supply Agreement dated as of September 30, 1986 between CITGO Petroleum
               Corporation and Petroleos de Venezuela, S.A. (incorporated by reference to PDV America,
               Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.2 filed with the
               Commission on June 2, 1993).

10.3           Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between Champlin
               Refining Company and Petroleos de Venezuela, S.A (incorporated by reference to PDV
               America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.3 filed with the Commission on June 2, 1993).

10.4           Supplemental Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between
               Champlin Refining Company and Petroleos de Venezuela, S.A. (incorporated by reference to
               PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.4
               filed with the Commission on June 2, 1993).

10.5           Contract for the Purchase/Sale of Boscan Crude Oil dated as of June 2, 1993 between
               Tradecal, S.A. and CITGO Asphalt Refining Company (incorporated by reference to PDV
               America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.1 filed with the Commission on June 2, 1993).

10.6           Restated Contract for the Purchase/Sale of Heavy/Extra Heavy Crude Oil dated December 28,
               1990 among Maraven, S.A., Lagoven, S.A. and Seaview Oil Company (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.6
               filed with the Commission on June 2, 1993).

10.7           Sublease Agreement dated as of March 31, 1987 between Champlin Petroleum Company,
               Sublessor, and Champlin Refining Company, Sublessee (incorporated by reference to PDV

               America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.7 filed with the Commission on June 2, 1993).

10.8           Contribution Agreement among Lyondell Petrochemical Company and LYONDELL-CITGO Refining
               Company, Ltd. and Petroleos de Venezuela, S.A (incorporated by reference to PDV America,
               Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.10 filed with the
               Commission on June 2, 1993).

10.9           Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company, Ltd. and Lagoven, S.A.
               dated as of May 5, 1993 (incorporated by reference to PDV America, Inc.'s Registration
               Statement on Form F-1, File No. 33-63742, Exhibit 10.11 filed with the Commission on June
               2, 1993).

10.10          Supplemental Supply Agreement dated as of May 5, 1993 between LYONDELL-CITGO Refining
               Company, Ltd. and Petroleos de Venezuela, S.A (incorporated by reference to PDV America,
               Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.12 filed with the
               Commission on June 2, 1993).

10.11          Tax Allocation Agreement dated as of June 24, 1993 among PDV America, Inc., VPHI Midwest,
               Inc., CITGO Petroleum Corporation and PDV USA, Inc., as amended (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit
               10.13 filed with the Commission on June 2, 1993).

10.12          Second Amendment to the Tax Allocation Agreement among PDV America, Inc., VPHI Midwest,
               Inc., CITGO Petroleum Corporation and PDV USA, Inc., dated as of January 1, 1997
               (incorporated by reference to CITGO Petroleum Corporation's 2001 Form 10-K, File No.
               1-12138, Exhibit 10.13(i) filed with the Commission on June 2, 1993).

10.13          Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated December 31, 1998
               (incorporated by reference to PDV America, Inc.'s 1998 Form 10-K, File No. 1-12138,
               Exhibit 10.20 filed with the Commission on March 30, 1999).

10.14          Loan Agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of
               $130,000,000, dated November 10, 1998 (incorporated by reference to PDV America, Inc.'s
               1998 Form 10-K, File No. 1-12138, Exhibit 10.21 filed with the Commission on March 30,
               1999).

10.15          Loan Agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of
               $130,000,000,dated November 10, 1998 (incorporated by reference to PDV America, Inc.'s
               1998 Form 10-K, File No. 1-12138, Exhibit 10.22 filed with the Commission on March 30,
               1999).

10.16          Loan Agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of
               $38,000,000, dated July 2, 1999 (incorporated by reference to PDV America, Inc.'s 1999
               Form 10-K, File No. 1-12138, Exhibit 10.23 filed with the Commission on March 30, 2000).

12.1**         Computation of Ratio of Earnings to Fixed Charges.

21.1**         List of Subsidiaries of the Registrant.

23.1*          Consent of Independent Auditors.

23.2*          Consent of Independent Accountants of LYONDELL-CITGO Refining LP.


31.1*          Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of
               1934 as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Aires Barreto, Chief Executive Officer.

31.2*          Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of
               1934 as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Luis Vierma, Chief Financial Officer.

32.1*          Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to
               the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Aires
               Barreto, Chief Executive Officer.

32.2*          Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to
               the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Luis
               Vierma, Chief Financial Officer.

-----------

* Filed Herewith

** Previously Filed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PDV AMERICA, INC.

                                               /s/ Aires Barreto
                                               -------------------------------
                                               Aires Barreto
                                               Chief Executive Officer and
                                               Director

Date: December 8, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signatures                          Title                    Date
              ----------                          -----                    ----
By   /s/ Aires Barreto                  Chief Executive Officer      December 8, 2003
   --------------------------------       and Director
         Aires Barreto


By   /s/ Luis E. Marin                  Director                     December 8, 2003
   --------------------------------
         Luis E. Marin


By   /s/ Luis Vierma                    Chief Financial Officer      December 8, 2003
   --------------------------------
         Luis Vierma


By   /s/ Paul Largess                   Chief Accounting Officer     December 8, 2003
   --------------------------------
         Paul Largess

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

DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
March 20, 2003

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                                       DECEMBER 31,
                                                                                              --------------------------
                                                                                                 2002           2001
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                  $    40,337     $  116,069
   Accounts receivable, net                                                                       905,178        913,068
   Due from affiliates                                                                             86,066         67,788
   Inventories                                                                                  1,090,915      1,109,346
   Current portion of notes receivables from PDVSA                                                500,000              -
   Prepaid expenses and other                                                                      76,384        122,921
                                                                                              -----------     ----------

           Total current assets                                                                 2,698,880      2,329,192

NOTES RECEIVABLE FROM PDVSA AND AFFILIATE                                                         298,000        798,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                             3,750,239      3,292,555

RESTRICTED CASH                                                                                    23,486              -

INVESTMENTS IN AFFILIATES                                                                         716,469        700,701

OTHER ASSETS                                                                                      310,188        231,222
                                                                                              -----------     ----------

                                                                                              $ 7,797,262     $7,351,670
                                                                                              ===========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                           $   830,769     $  616,854
   Payables to affiliates                                                                         387,634        265,518
   Taxes other than income                                                                        229,072        219,699
   Other                                                                                          299,810        313,946
   Current portion of long-term debt                                                              690,325        107,864
   Current portion of capital lease obligation                                                     22,713         20,358
                                                                                              -----------     ----------

           Total current liabilities                                                            2,460,323      1,544,239

LONG-TERM DEBT                                                                                  1,109,861      1,802,809

CAPITAL LEASE OBLIGATION                                                                           24,251         46,964

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                       247,762        218,706

OTHER NONCURRENT LIABILITIES                                                                      213,637        218,766

DEFERRED INCOME TAXES                                                                             862,191        793,233

MINORITY INTEREST                                                                                       -         23,176

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDER'S EQUITY:
   Common stock, $1.00 par value - 1,000 shares authorized, issued and outstanding                      1              1
   Additional capital                                                                           1,532,435      1,532,435
   Retained earnings                                                                            1,372,456      1,174,806
   Accumulated other comprehensive loss                                                           (25,655)        (3,465)
                                                                                              -----------     ----------

           Total shareholder's equity                                                           2,879,237      2,703,777
                                                                                              -----------     ----------

                                                                                              $ 7,797,262     $7,351,670
                                                                                              ===========     ==========

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)

                                                                                2002             2001           2000
REVENUES:
   Net sales                                                                 $19,080,845     $19,343,263     $21,941,263
   Sales to affiliates                                                           277,477         257,905         215,965
                                                                             -----------     -----------     -----------

                                                                              19,358,322      19,601,168      22,157,228

   Equity in earnings of affiliates                                              101,326         108,915          58,728
   Interest income from PDVSA and affiliate                                       66,176          66,176          77,405
   Insurance recoveries                                                          406,570          52,868               -
   Other income (expense) - net                                                  (19,193)        (54,710)        (24,028)
                                                                             -----------     -----------     -----------

                                                                              19,913,201      19,774,417      22,269,333
                                                                             -----------     -----------     -----------

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (including purchases of
      $6,779,798, $6,558,203, and $8,676,970 from affiliates)                 19,211,316      18,734,652      21,370,315
   Selling, general and administrative expenses                                  286,632         294,810         228,642
   Interest expense, excluding capital lease                                     108,565         110,451         138,150
   Capital lease interest charge                                                   7,017           9,128          11,019
   Minority interest                                                                   -           1,971           1,808
                                                                             -----------     -----------     -----------

                                                                              19,613,530      19,151,012      21,749,934
                                                                             -----------     -----------     -----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                      299,671         623,405         519,399

INCOME TAXES                                                                     102,021         213,634         183,130
                                                                             -----------     -----------     -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                          197,650         409,771         336,269

CUMULATIVE EFFECT, ACCOUNTING FOR
   DERIVATIVES, NET OF RELATED INCOME TAXES OF $7,977                                  -          13,600               -
                                                                             -----------     -----------     -----------

NET INCOME                                                                       197,650         423,371         336,269

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives,
         net of related income taxes of $(850)                                         -          (1,450)              -
      Less:  reclassification adjustment for derivative losses
         included in net income, net of related income taxes of
           $182 in 2002 and $265 in 2001                                             310             469               -
                                                                             -----------     -----------     -----------
                                                                                     310            (981)              -

   Foreign currency translation loss, net of related income taxes of $(78)          (172)              -               -

   Minimum pension liability adjustment, net of deferred taxes of $12,835
      in 2002, $69 in 2001, and $(499) in 2000                                   (22,328)           (119)            849
                                                                             -----------     -----------     -----------

           Total other comprehensive (loss) income                               (22,190)         (1,100)            849
                                                                             -----------     -----------     -----------

COMPREHENSIVE INCOME                                                         $   175,460     $   422,271     $   337,118
                                                                             ===========     ===========     ===========

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS AND SHARES IN THOUSANDS)


                                                                                   ACCUMULATED OTHER
                                                                              COMPREHENSIVE INCOME (LOSS)
                                                                              ---------------------------
                                  COMMON  STOCK                               MINIMUM    FOREIGN      CASH                TOTAL
                                  --------------   ADDITIONAL     RETAINED    PENSION    CURRENCY     FLOW            SHAREHOLDER'S
                                  SHARES  AMOUNT    CAPITAL       EARNINGS   LIABILITY  TRANSLATION  HEDGES    TOTAL     EQUITY
BALANCE,
   JANUARY 1, 2000                   1   $  1     $ 1,532,435   $ 1,189,066   $ (3,214)   $          $       $ (3,214)  $ 2,718,288

   Net income                        -      -               -       336,269          -          -        -          -       336,269

   Other comprehensive income        -      -               -             -        849          -        -        849           849

   Dividend paid                     -      -               -      (266,200)         -          -        -          -      (266,200)
                                 -----   ----     -----------   -----------   --------    -------    -----   --------   -----------

BALANCE,
   DECEMBER 31, 2000                 1      1       1,532,435     1,259,135     (2,365)         -        -     (2,365)    2,789,206

   Net income                        -      -               -       423,371          -          -        -          -       423,371

   Other comprehensive loss          -      -               -             -       (119)         -     (981)    (1,100)       (1,100)

   Dividends paid                    -      -               -      (507,700)         -          -        -          -      (507,700)
                                 -----   ----     -----------   -----------   --------    -------    -----   --------   -----------

BALANCE,
   DECEMBER 31, 2001                 1      1       1,532,435     1,174,806     (2,484)         -     (981)    (3,465)    2,703,777

   Net income                        -      -               -       197,650          -          -        -          -       197,650

   Other comprehensive (loss)
     income                          -      -               -             -    (22,328)      (172)     310    (22,190)      (22,190)
                                 -----   ----     -----------   -----------   --------    -------    -----   --------   -----------

BALANCE,
   DECEMBER 31, 2002                 1   $  1     $ 1,532,435   $ 1,372,456   $(24,812)   $  (172)   $(671)  $(25,655)  $ 2,879,237
                                 =====   ====     ===========   ===========   ========    =======    =====   ========   ===========

See notes to consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)

                                                                     2002        2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 197,650    $ 423,371    $ 336,269
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                300,657      290,699      292,259
      Provision for losses on accounts receivable                   17,458        6,239        1,651
      Loss on sale of investments                                        -            -            1
      Deferred income taxes                                         45,898      118,387       56,185
      Distributions in excess of equity in
         earnings of affiliates                                     22,313       44,521       68,196
      Other adjustments                                              3,992       24,680       23,080
      Changes in operating assets and liabilities:
         Accounts receivable and due from affiliates               (39,993)     445,204     (340,083)
         Inventories                                                18,431       42,960      (58,142)
         Prepaid expenses and other current assets                  62,465     (106,253)         419
         Accounts payable and other current liabilities            313,015     (605,184)     510,595
         Other assets                                             (128,502)     (90,968)     (57,994)
         Other liabilities                                          30,494       29,624       (2,664)
                                                                 ---------    ---------    ---------
           Total adjustments                                       646,228      199,909      493,503
                                                                 ---------    ---------    ---------

           Net cash provided by operating activities               843,878      623,280      829,772
                                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (711,834)    (253,464)    (122,049)
   Proceeds from sales of property, plant and equipment                919        3,866        4,491
   Proceeds from notes receivable from PDVSA                             -            -      250,000
   (Increase) decrease in restricted cash                          (23,486)           -        3,015
   Investments in LYONDELL-CITGO Refining LP                       (32,000)     (31,800)     (17,600)
   Loans to LYONDELL-CITGO Refining LP                                   -            -       (7,024)
   Investments in and advances to other affiliates                 (22,484)     (11,435)     (14,500)
                                                                 ---------    ---------    ---------

           Net cash (used in) provided by investing activities    (788,885)    (292,833)      96,333
                                                                 ---------    ---------    ---------

                                                                     (Continued)

PDV AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)

                                                             2002           2001          2000
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments of) proceeds from short-term
      bank loans                                        $         -    $   (37,500)   $    21,500
   Net (repayments of) proceeds from revolving
      bank loans                                           (112,200)       391,500       (462,000)
   Proceeds from loans from affiliates                        9,000              -              -
   Payments on private placement senior notes               (11,364)       (39,935)       (39,935)
   Payments on master shelf agreement notes                 (25,000)             -              -
   Payments on senior notes                                       -              -       (250,000)
   Payments on taxable bonds                                (31,000)       (28,000)             -
   Proceeds from issuance of tax-exempt bonds                68,502         28,000              -
   Payments of capital lease obligations                    (20,358)       (26,649)        (7,954)
   Repayments of other debt                                  (8,305)       (14,845)       (14,179)
   Dividends paid                                                 -       (507,700)      (266,200)
                                                        -----------    -----------    -----------

           Net cash used in financing activities           (130,725)      (235,129)    (1,018,768)
                                                        -----------    -----------    -----------

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                         (75,732)        95,318        (92,663)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                      116,069         20,751        113,414
                                                        -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                        $    40,337    $   116,069    $    20,751
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

     REVENUE RECOGNITION - Revenue is generated from the sale of refined petroleum products to bulk purchasers, wholesale purchasers and final consumers. The Companies' transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets. The Companies also engaged in an effort to sell lubricants, gasoline and distillates in various Latin American markets.

     Revenue recognition occurs at the point that title to the refined petroleum product is transferred to the customer. That transfer is determined from the delivery terms of the customer's contract. In the case of bulk purchasers, delivery and title transfer may occur while the refined petroleum products are in transit, if agreed by the purchaser; or may occur when the hydrocarbons are transferred into a storage facility at the direction of the purchaser. In the case of wholesale purchasers, delivery and title transfer generally occurs when the refined petroleum products are transferred from a storage facility to the transport truck. Direct sales to the final consumer make up an immaterial portion of revenue recognized by the Companies.

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

     On February 27, 2003 CITGO issued $550 million, 11 3/8 percent unsecured senior notes due February 1, 2011. The net proceeds received by CITGO were $534.9 million.. The interest on the notes is payable on February 1 and August 1 of each year. The first interest payment will be made on August 1, 2003. On February 27, 2003, CITGO repurchased $50 million face amount of its 7 7/8% Senior Notes due 2006 for $48.6 million. The Company currently expects to use the remaining net proceeds for general corporate purposes. However, the Company may use a portion of the net proceeds for the repayment of its 7 7/8% Senior notes due on August 1, 2003 (Note 11) or to pay a portion of a dividend of up to $500 million to PDV Holding in connection with the anticipated August, 2003 settlement of $500 million of the Company's notes receivable from PDVSA (Note 5), in either case, only if permitted under the indenture governing the CITGO notes.

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

     CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocation of income agreed to by the Owners, which differs from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                DECEMBER 31,
                                                  --------------------------------------
                                                     2002          2001        2000
                                                             (000s OMITTED)
Carrying value of investment                      $  518,279   $  507,940   $  518,333
Notes receivable                                      35,278       35,278       35,278
Participation interest                                    41%          41%          41%
Equity in net income                              $   77,902   $   73,983   $   41,478
Cash distributions received                           88,663      116,177      100,972

Summary of LYONDELL-CITGO's financial position:
   Current assets                                 $  357,000   $  227,000   $  310,000
   Noncurrent assets                               1,400,000    1,434,000    1,386,000
   Current liabilities:
      Debt                                                 -       50,000      470,000
      Distributions payable to partners              181,000       29,000       16,000
      Other                                          333,000      298,000      381,000
   Noncurrent liabilities (including debt of
      $450,000 at December 31, 2002 and 2001
      and $-0- at December 31, 2000)                 840,000      776,000      321,000
   Partners' capital                                 403,000      508,000      508,000

Summary of operating results:
   Revenue                                        $3,392,000   $3,284,000   $4,075,000
   Gross profit                                      299,000      317,000      250,000
   Net income                                        213,000      203,000      128,000

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

     These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO for a fixed period. The supply agreements differ somewhat for each refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced from each particular grade of crude oil or feedstock, less (i) specified deemed refining costs; (ii) specified actual costs, including transportation charges, actual cost of natural gas and electricity, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by CITGO under the various supply agreements will vary depending on, among other things, the efficiency with which CITGO conducts its operations during such period. At December 31, 2002 and 2001, $262 million and $185 million, respectively, were included in payables to affiliates as a result of these transactions. At December 31, 2002, the Company had approximately $90 million in accounts payable related to crude oil deliveries from PDVSA for which CITGO had not received invoices.

     The price CITGO pays for crude oil purchased under these crude oil supply agreements is not directly related to the market price of any other crude oil. However, the intention of the pricing mechanism in the crude supply agreements was to reflect market pricing over long periods of time, but there may be periods in which the price paid for crude oil purchased under those agreements may be higher or lower than the price that might have been paid in the spot market. Internal estimates indicate that the pricing mechanism is working as intended to reflect market prices over long periods of time.

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

6.   ACCOUNTS RECEIVABLE

                                                                     2002             2001
                                                                         (000s OMITTED)
Trade                                                              $766,824        $718,319
Credit card                                                         116,246         121,334
Other                                                                39,313          87,195
                                                                   --------        --------
                                                                    922,383         926,848
Less allowance for uncollectible accounts                           (17,205)        (13,780)
                                                                   --------        --------
                                                                   $905,178        $913,068
                                                                   ========        ========

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

         CITGO has a limited purpose consolidated subsidiary, CITGO Funding Corporation, which established a non-recourse agreement to sell an undivided interest in specified trade accounts receivables ("pool") to independent third parties. Under the terms of the agreement, new receivables are added to the pool as collections (administered by CITGO) reduce previously sold receivables. CITGO pays specified fees related to its sale of receivables under the program. The amount sold at any one time under the trade accounts receivable sales agreement was limited to a maximum of $225 million (increased from $125 million through an amendment in April 2000).

         As of December 31, 2002 and 2001, $765 million and $640 million, respectively, of CITGO's accounts receivable comprised the designated pool of trade receivables included in this program. These receivables had weighted average lives of 5.0 and 4.5 days and included no delinquent accounts under 61 days overdue at December 31, 2002 and 2001. Of the receivables in the designated pool, $125 million was sold to the third party and the remaining amount was retained by CITGO Funding as of December 31, 2002 and 2001. This retained interest, which is included in receivables, net in the consolidated balance sheets, is recorded at fair value. Due to (i) a short average collection cycle for such trade receivables, (ii) CITGO's positive collection history, and
         (iii) the characteristics of such trade accounts receivables, the fair value of CITGO's retained interest approximates the total amount of trade accounts receivable reduced by the amount of trade accounts receivable sold to the third-party under the facility. CITGO recorded no gains or losses associated with the sales in the years ended December 31, 2002 and 2001.

         CITGO is responsible for servicing the transferred receivables. It does not receive any fees for this servicing activity, and it does not believe that it incurs incremental costs associated with the activity. As a result, it has not recorded any servicing assets or liabilities related to this servicing activity.

         The fees incurred by CITGO related to this facility, which were included in other income (expense), net in the consolidated statements of income, were $3.3 million, $7.6 million and $16 million for the years ended December 31, 2002, 2001 and 2000, respectively. The third party's interests in CITGO trade accounts receivables were never in excess of the sales facility limits at any time under this program. No accounts receivable included in this program were written off as uncollectible during 2002, 2001 or 2000.

         In January 2003, CITGO's debt rating was lowered based upon, among other things, concerns regarding the supply disruption of crude oil from Venezuela. This downgrade caused a termination event under the trade accounts receivable sales agreement, which ultimately led to the cancellation of the facility and the voluntary repurchase of $125 million in accounts receivable on January 31, 2003.

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

7.       INVENTORIES

                                                   2002             2001
                                                      (000s OMITTED)
Refined product                                $    781,495     $    836,683
Crude oil                                           221,422          193,319
Materials and supplies                               87,998           79,344
                                               ------------     ------------
                                               $  1,090,915     $  1,109,346
                                               ============     ============

         At December 31, 2002 and 2001, estimated net market values exceeded historical cost by approximately $572 million and $174 million, respectively.

         The reduction of hydrocarbon LIFO inventory quantities resulted in a liquidation of prior years' LIFO layers and decreased cost of goods sold by $29 million in 2002.

8.       PROPERTY, PLANT AND EQUIPMENT

                                                       2002             2001
                                                          (000s OMITTED)
Land                                               $   138,156      $   137,927
Buildings and leaseholds                               431,899          470,465
Machinery and equipment                              4,533,423        3,951,725
Vehicles                                                24,597           23,866
Construction in process                                384,869          219,938
                                                   -----------      -----------

                                                     5,512,944        4,803,921
Accumulated depreciation and amortization           (1,762,705)      (1,511,366)
                                                   -----------      -----------

                                                   $ 3,750,239      $ 3,292,555
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

         Information on CITGO's investments, including LYONDELL-CITGO, follows:

                                                                             DECEMBER 31,
                                                               ----------------------------------------
                                                                  2002           2001           2000
                                                                            (000s OMITTED)
CITGO's investments in affiliates
   (excluding NISCO)                                           $  716,469     $  700,701     $  712,560
CITGO's equity in net income of affiliates                        101,326        108,915         58,728
Dividends and distributions received from affiliates              123,639        153,435        126,600

         Selected financial information provided by the affiliates is summarized as follows:

                                                                           DECEMBER 31,
                                                          ----------------------------------------------
                                                              2002             2001             2000
                                                                          (000s OMITTED)
Summary of financial position:
   Current assets                                         $    740,019     $    566,204     $    638,297
   Noncurrent assets                                         3,396,209        3,288,950        3,005,582
   Current liabilities (including debt of $52,417,
      $685,089, and $729,806 at December 31,
      2002, 2001, and 2000 respectively)                       846,623        1,240,391        1,336,989
   Noncurrent liabilities (including debt of
      $2,185,502, $1,460,196, and $1,247,069
      at December 31, 2002, 2001, and 2000
      respectively)                                          2,863,505        2,082,573        1,874,465

Summary of operating results:
   Revenues                                               $  4,906,397     $  4,603,136     $  5,221,382
   Gross profit                                                879,907          781,630          700,317
   Net income                                                  449,779          397,501          325,489

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

         As of January 13, 2003, following a debt rating downgrade, this uncommitted, unsecured, short-term borrowing capacity is no longer available.

11.      LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                               2002             2001
                                                                                   (000s OMITTED)
Revolving bank loans                                                       $    279,300     $    391,500

Senior Notes $200 million face amount, due 2006 with
   interest rate of 7.875%                                                      199,898          199,867

Senior Notes due 2003 with interest rate of 7.875%                              499,661          499,117

Private Placement Senior Notes, due 2003 to 2006 with an
   interest rate of 9.30%                                                        45,455           56,819

Master Shelf Agreement Senior Notes, due 2003 to
   2009 with interest rates from 7.17% to 8.94%                                 235,000          260,000

Tax-Exempt Bonds, due 2004 to 2032 with variable
   and fixed interest rates                                                     425,872          357,370

Taxable Bonds, due 2026 to 2028 with variable interest rates                    115,000          146,000
                                                                           ------------     ------------

                                                                              1,800,186        1,910,673
Current portion of long-term debt                                              (690,325)        (107,864)
                                                                           ------------     ------------

                                                                           $  1,109,861     $  1,802,809
                                                                           ============     ============

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

         SHELF REGISTRATION - SENIOR NOTES - In April 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and

         CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, CITGO entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by CITGO under the shelf registration. No amounts were sold under this agreement as of December 31, 2002. Due to downgradings of CITGO's credit ratings announced during the first part of 2003, the shelf registration statement is not presently available. (See Note 2.)

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

         INTEREST RATE SWAP AGREEMENTS - CITGO has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                                                              NOTIONAL PRINCIPAL AMOUNT
                                                              -------------------------
                            EXPIRATION         FIXED RATE        2002            2001
VARIABLE RATE INDEX            DATE               PAID              (000s OMITTED)
J.J. Kenny                February 2005          5.30%        $  12,000       $  12,000
J.J. Kenny                February 2005          5.27%           15,000          15,000
J.J. Kenny                February 2005          5.49%           15,000          15,000
                                                              ---------       ---------
                                                              $  42,000       $  42,000
                                                              =========       =========

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

         The following sets forth the changes in benefit obligations and plan assets for the CITGO pension and postretirement plans for the years ended December 31, 2002 and 2001, and the funded status of such plans reconciled with amounts reported in the Companies' consolidated balance sheets:

                                                    PENSION BENEFITS           OTHER BENEFITS
                                                 ----------------------    ----------------------
                                                   2002         2001         2002         2001
                                                     (000s OMITTED)            (000s OMITTED)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year          $ 336,917    $ 288,188    $ 260,696    $ 206,276
Service cost                                        17,171       15,680        7,191        5,754
Interest cost                                       24,007       21,798       18,603       15,708
Plan vesting changes                                    30            -            -            -
Actuarial loss                                      27,371       23,130       55,654       40,556
Benefits paid                                      (11,670)     (11,879)      (7,993)      (7,598)
                                                 ---------    ---------    ---------    ---------

Benefit obligation at end of year                  393,826      336,917      334,151      260,696
                                                 ---------    ---------    ---------    ---------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year     263,953      272,889        1,115        1,053
Actual return on plan assets                       (20,666)     (10,185)          67           62
Employer contribution                                9,182       13,128        7,993        7,598
Benefits paid                                      (11,670)     (11,879)      (7,993)      (7,598)
                                                 ---------    ---------    ---------    ---------

Fair value of plan assets at end of year           240,799      263,953        1,182        1,115
                                                 ---------    ---------    ---------    ---------

Funded status                                     (153,027)     (72,965)    (332,969)    (259,581)
Unrecognized net actuarial loss (gain)              69,184       (1,991)      75,206       30,840
Unrecognized prior service cost                      1,972        2,293            -            -
Net gain at date of adoption                          (207)        (475)           -            -
                                                 ---------    ---------    ---------    ---------

Net amount recognized                            $ (82,078)   $ (73,138)   $(257,763)   $(228,741)
                                                 =========    =========    =========    =========

Amounts recognized in the Companies'
   consolidated balance sheets consist of:
   Accrued benefit liability                     $ (91,093)   $ (80,238)   $(257,763)   $(228,741)
   Intangible asset                                  2,308        3,035            -            -
   Accumulated other comprehensive income            6,707        4,065            -            -
                                                 ---------    ---------    ---------    ---------

Net amount recognized                            $ (82,078)   $ (73,138)   $(257,763)   $(228,741)
                                                 =========    =========    =========    =========

                                                      PENSION BENEFITS           OTHER BENEFITS
                                                     ------------------         ----------------
                                                     2002         2001          2002        2001
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   DECEMBER 31:
   Discount rate                                     6.75%        7.25%         6.75%       7.25%
   Expected return on plan assets                    8.50%        9.00%         6.00%       6.00%
   Rate of compensation increase                     5.00%        5.00%            -           -

         For measurement purposes, a 10 percent pre-65 and an 11 percent post-65 annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. These rates are assumed to decrease 1 percent per year to an ultimate level of 5 percent by 2008 for pre-65 and 2009 for post-65 participants, and to remain at that level thereafter.

                                                             PENSION BENEFITS                             OTHER BENEFITS
                                                 ----------------------------------------     --------------------------------------
                                                    2002           2001           2000          2002           2001          2000
                                                              (000s OMITTED)                              (000s OMITTED)
Components of net periodic benefit cost:
   Service cost                                  $  17,171      $  15,680      $  15,533      $  7,191      $  5,754      $   5,769
   Interest cost                                    24,007         21,798         19,680        18,603        15,708         14,392
   Expected return on plan assets                  (23,668)       (24,165)       (24,397)          (67)          (63)           (59)
   Amortization of prior service cost                  350            351            143             -             -              -
   Amortization of net gain at date
      of adoption                                     (268)          (268)          (268)            -             -              -
   Recognized net actuarial gain                       530         (3,021)        (4,824)       11,288             -        (17,254)
                                                 ---------      ---------      ---------      --------      --------      ---------

Net periodic benefit cost                        $  18,122      $  10,375      $   5,867      $ 37,015      $ 21,399      $   2,848
                                                 =========      =========      =========      ========      ========      =========

One-time adjustment                              $       -      $       -      $   2,875      $      -      $      -      $       -
                                                 =========      =========      =========      ========      ========      =========

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

         The following sets forth the changes in benefit obligations and plan assets for the PDVMR pension plans for the years ended December 31, 2002 and 2001, and the funded status of such plans reconciled with amounts reported in the Companies' consolidated balance sheets:

                                                      2002        2001
                                                    ---------------------
                                                        (000s OMITTED)
Change in benefit obligation:
   Benefit obligation at beginning of year          $ 53,590    $ 51,446
   Interest cost                                       3,873       3,934
   Actuarial loss (gain)                               1,079          (2)
   Benefits paid                                      (2,713)     (1,788)
                                                    --------    --------

Benefit obligation at end of year                     55,829      53,590
                                                    --------    --------

Change in plan assets:
   Fair value of plan assets at beginning of year     60,288      66,737
   Actual return on plan assets                       (7,886)     (4,661)
   Employer contribution                                 106           -
   Benefits paid                                      (2,713)     (1,788)
                                                    --------    --------

   Fair value of plan assets at end of year           49,795      60,288
                                                    --------    --------

   Funded status                                      (6,033)      6,698
   Unrecognized net actuarial loss                    21,676       6,091
                                                    --------    --------

   Net amount recognized                            $ 15,643    $ 12,789
                                                    ========    ========

Amounts recognized in the Companies'
   consolidated balance sheets consist of:
   Prepaid Pension Cost                                    -      13,179
   Accrued benefit liability                          (6,033)       (487)
   Accumulated other comprehensive income             21,676          97
                                                    --------    --------

Net amount recognized                               $ 15,643    $ 12,789
                                                    ========    ========

                                                              2002        2001
                                                              -----------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
   Discount rate                                              6.75%       7.25%
   Expected return on plan assets                             8.50%       9.50%

                                                     2002       2001       2000
                                                   ------------------------------
                                                           (000s OMITTED)
COMPONENTS OF NET PERIODIC BENEFIT CREDIT:
   Interest cost                                   $ 3,873    $ 3,934    $ 3,823
   Expected return on plan assets                   (6,625)    (6,421)    (6,123)
   Recognized net actuarial loss (gain)                  4          3        (55)
                                                   -------    -------    -------

Net periodic benefit credit                        $(2,748)   $(2,484)   $(2,355)
                                                   =======    =======    =======

         The projected benefit obligation of the nonqualified plan (which equals the accumulated benefit obligation for this plan) was $380,000 as of December 31, 2002 and $487,000 as of December 31, 2001. The plan is unfunded.

13.      INCOME TAXES

         The provisions for income taxes are comprised of the following:

                                 2002         2001         2000
                                         (000s OMITTED)
Current:
   Federal                     $ 44,979     $ 89,014     $108,130
   State                            751        5,687        4,614
   Foreign                          222
                               --------     --------     --------
                                 45,952       94,701      112,744

Deferred                         56,069      118,933       70,386
                               --------     --------     --------
                               $102,021     $213,634     $183,130
                               ========     ========     ========

         The federal statutory tax rate differs from the effective tax rate due to the following:

                                                  2002           2001          2000
Federal statutory tax rate                       35.0 %         35.0 %        35.0 %
State taxes, net of federal benefit               2.2 %          0.9 %         1.5 %
Dividend exclusions                              (2.8)%         (1.1)%        (1.2)%
Foreign tax credit - prior year                     - %            - %        (1.2)%
Foreign tax credit - current year                   - %         (0.3)%        (0.3)%
Other                                            (0.4)%         (0.1)%         1.5 %
                                                 ----           ----          ----

Effective tax rate                               34.0%          34.4%         35.3%
                                                 ====           ====          ====

         Deferred income taxes reflect the net tax effects of: (i) temporary differences between the financial and tax bases of assets and liabilities, and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the net deferred tax liability of the Companies as of December 31, 2002 and 2001 are as follows:

                                                                                   DECEMBER 31,
                                                                         --------------------------------
                                                                            2002                 2001
                                                                                  (000s OMITTED)
Deferred tax liabilities:
   Property, plant and equipment                                         $   754,839          $   709,963
   Inventories                                                                81,912               93,459
   Investments in affiliates                                                 173,603              173,724
   Other                                                                      95,978               58,399
                                                                         -----------          -----------

                                                                           1,106,332            1,035,545
                                                                         -----------          -----------
Deferred tax assets:
   Postretirement benefit obligations                                         99,234               88,049
   Employee benefit accruals                                                  58,130               52,486
   Alternative minimum tax credit carryforward                                36,536               33,469
   Net operating loss carryforward                                            17,222                1,602
   Foreign tax credit carryforward                                             5,202                3,091
   Marketing and promotional accruals                                          4,815                4,989
   Other                                                                      48,753               57,327
                                                                         -----------          -----------

                                                                             269,892              241,013
                                                                         -----------          -----------

Netdeferred tax liability (of which $25,751 is included in current assets at December 31, 2002 and $1,299 is included in current
   liabilities at December 31, 2001)                                     $   836,440          $   794,532
                                                                         ===========          ===========

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

         GUARANTEES - As of December 31, 2002, CITGO has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an affiliate, bank debt of an equity investment, bank debt of customers and customer debt related to the acquisition of marketing equipment as shown in the following table:

                                            (000s OMITTED)
Letters of credit                              $ 50,740

Bank debt
   Affiliate                                     10,000
   Equity investment                              5,500
   Customers                                      4,471

Financing debt of customers
   Equipment acquisition                          2,766
                                               --------

   Total                                       $ 73,477
                                               ========

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

         The Companies also have various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment, vessels and vehicles. Rent expense on all operating leases totaled $102 million in 2002, $77 million in 2001, and $63 million in 2000. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:

                                                                OPERATING
                                                CAPITAL          LEASES
YEAR                                             LEASE       (000s OMITTED)      TOTAL
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

         The carrying amounts of cash equivalents approximate fair value. The carrying amounts and estimated fair values of the Companies' other financial instruments for which fair value estimates are practicable are as follows:

                                                            2002                               2001
                                                ----------------------------       ----------------------------
                                                  CARRYING           FAIR            CARRYING           FAIR
                                                   AMOUNT           VALUE             AMOUNT           VALUE
                                                       (000s OMITTED)                     (000s OMITTED)
LIABILITIES:
   Long-term debt                               $ 1,800,186      $ 1,751,766       $ 1,910,673      $ 1,925,799

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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Houston, Texas
February 14, 2003

                           LYONDELL-CITGO REFINING LP

                              STATEMENTS OF INCOME

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
MILLIONS OF DOLLARS                                                2002                2001               2000
-------------------                                               -------             -------            -------
SALES AND OTHER OPERATING REVENUES                                $ 3,392             $ 3,284            $ 4,075

OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Crude oil and feedstock                                   2,546               2,379              3,246
          Operating and other expenses                                547                 588                580
     Selling, general and administrative expenses                      53                  61                 60
                                                                  -------             -------            -------
                                                                    3,146               3,028              3,886
                                                                  -------             -------            -------
     Operating income                                                 246                 256                189

Interest expense                                                      (32)                (52)               (63)
Interest income                                                        --                   1                  2
                                                                  -------             -------            -------

Income before extraordinary items                                     214                 205                128

Extraordinary loss on extinguishment of debt                           (1)                 (2)                --
                                                                  -------             -------            -------
NET INCOME                                                        $   213             $   203            $   128
                                                                  =======             =======            =======

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                                 BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                   ------------------------------
MILLIONS OF DOLLARS                                                   2002               2001
-------------------                                                -----------        -----------
ASSETS
Current assets:

     Cash and cash equivalents                                     $       101        $         3
     Accounts receivable:
        Trade, net                                                          47                 31
        Related parties and affiliates                                     106                 62
     Inventories                                                            93                130
     Prepaid expenses and other current assets                              10                  4
                                                                   -----------        -----------
        Total current assets                                               357                230
                                                                   -----------        -----------

Property, plant and equipment                                            2,392              2,322
Construction projects in progress                                          159                177
Accumulated depreciation and amortization                               (1,239)            (1,156)
                                                                   -----------        -----------
                                                                         1,312              1,343
Deferred charges and other assets                                           88                 97
                                                                   -----------        -----------

       Total assets                                                $     1,757        $     1,670
                                                                   ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:

     Accounts payable:
           Trade                                                   $        69        $       117
           Related parties and affiliates                                  212                 98
     Distribution payable to Lyondell Partners                             106                 17
     Distribution payable to CITGO Partners                                 75                 12
     Loan payable to bank                                                   --                 50
     Taxes, payroll and other liabilities                                   52                 91
                                                                   -----------        -----------
        Total current liabilities                                          514                385
                                                                   -----------        -----------

Long-term debt                                                             450                450
Loan payable to Lyondell Partners                                          229                229
Loan payable to CITGO Partners                                              35                 35
Pension, postretirement benefit and other liabilities                      126                 79
                                                                   -----------        -----------
       Total long-term liabilities                                         840                793
                                                                   -----------        -----------

Commitments and contingencies

Partners' capital:
     Partners' accounts                                                    432                507
     Accumulated other comprehensive loss                                  (29)               (15)
                                                                   -----------        -----------
        Total partners' capital                                            403                492
                                                                   -----------        -----------
           Total liabilities and partners' capital                 $     1,757        $     1,670
                                                                   ===========        ===========

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                            STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
MILLIONS OF DOLLARS                                                       2002                2001               2000
-------------------                                                     -------             -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $   213             $   203            $   128
     Adjustments to reconcile net income to
          cash provided by operating activities:
          Depreciation and amortization                                     116                 108                112
          Net loss (gain) on disposition of assets                            1                  (3)                 1
          Extraordinary items                                                 1                   2                 --
     Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                               (59)                113                (62)
          Inventories                                                        37                 (40)               (43)
          Accounts payable                                                   70                 (88)                97
          Prepaid expenses and other current assets                          (5)                  7                 10
          Other assets and liabilities                                      (13)                (22)               (21)
                                                                        -------             -------            -------
               Cash provided by operating activities                        361                 280                222
                                                                        -------             -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                         (65)               (109)               (60)
     Proceeds from sale of property, plant and equipment                      2                   8                 --
     Proceeds from sales tax refund related to capital expenditures          --                   5                 --
     Other                                                                   (3)                 --                 (1)
                                                                        -------             -------            -------
               Cash used in investing activities                            (66)                (96)               (61)
                                                                        -------             -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) bank loan                                 (50)                 30                 20
     Contributions from Lyondell Partners                                    46                  45                 25
     Contributions from CITGO Partners                                       32                  32                 18
     Distributions to Lyondell Partners                                    (126)               (165)              (144)
     Distributions to CITGO Partners                                        (89)               (116)              (101)
     Payment of debt issuance costs                                         (10)                 (8)                --
     Repayment of current maturities of long-term debt                       --                  --               (450)
     Proceeds from PDVSA loan                                                --                  --                439
     Proceeds from Lyondell Partners' loans                                  --                  --                  4
     Proceeds from CITGO Partners' loans                                     --                  --                 13
                                                                        -------             -------            -------
               Cash used in financing activities                           (197)               (182)              (176)
                                                                        -------             -------            -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             98                   2                (15)
Cash and cash equivalents at beginning of period                              3                   1                 16
                                                                        -------             -------            -------
Cash and cash equivalents at end of period                              $   101             $     3            $     1
                                                                        =======             =======            =======

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                         STATEMENTS OF PARTNERS' CAPITAL

                                                     PARTNERS' ACCOUNTS                      ACCUMULATED
                                       ------------------------------------------------        OTHER
                                        LYONDELL            CITGO                           COMPREHENSIVE     COMPREHENSIVE
MILLIONS OF DOLLARS                     PARTNERS           PARTNERS            TOTAL        INCOME (LOSS)     INCOME (LOSS)
-------------------                    ----------        -----------        -----------     -------------     -------------
BALANCE AT JANUARY 1, 2000             $       20        $       536        $       556      $        --       $        --

Net income                                     86                 42                128               --               128
Cash contributions                             25                 18                 43               --                --
Distributions to Partners                    (128)               (91)              (219)              --                --
                                       ----------        -----------        -----------      -----------       -----------
Comprehensive income                                                                                           $       128
                                                                                                               ===========

BALANCE AT DECEMBER 31, 2000                    3                505                508               --       $        --

Net income                                    129                 74                203               --               203
Cash contributions                             45                 32                 77               --                --
Distributions to Partners                    (165)              (116)              (281)              --                --
Other comprehensive income:
   Minimum pension liability                                                                         (15)              (15)
                                       ----------        -----------        -----------      -----------       -----------
Comprehensive income                                                                                           $       188
                                                                                                               ===========

BALANCE AT DECEMBER 31, 2001                   12                495                507              (15)      $        --

Net income                                    135                 78                213               --               213
Cash contributions                             46                 32                 78               --                --
Distributions to Partners                    (215)              (151)              (366)              --                --
Other comprehensive income:
   Minimum pension liability                                                                         (14)              (14)
                                       ----------        -----------        -----------      -----------       -----------
Comprehensive income                                                                                              $    199
                                                                                                               ===========

BALANCE AT DECEMBER 31, 2002           $      (22)       $       454        $       432      $       (29)
                                       ==========        ===========        ===========      ===========

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

LCR is party to agreements with the following related parties:

-        CITGO

-        CITGO Partners

-        Equistar Chemicals, LP ("Equistar") - Lyondell holds a 70.5% interest

-        Lyondell

-        Lyondell Partners

-        Petroleos de Venezuela, S.A. ("PDVSA")

-        PDV Holding, Inc.

-        PDVSA Petroleo, S.A. ("PDVSA Oil")

-        PDVSA Services

-        Petrozuata Financial, Inc.

-        TCP Petcoke Corporation

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

                           LYONDELL-CITGO REFINING LP

Related party transactions are summarized as follows:

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
MILLIONS OF DOLLARS                                                2002               2001                2000
-------------------                                               ------             ------              ------
LCR billed related parties for the following:
  Sales of products:
    CITGO                                                         $2,488             $2,309              $2,879
    Equistar                                                         217                203                 264
    Lyondell                                                           1                 --                  --
    PDVSA Services                                                    --                 --                  14
    TCP Petcoke Corporation                                           17                 40                  32
  Services and cost sharing arrangements:
    Equistar                                                           1                  2                 - -
    Lyondell                                                           1                  3                   2

Related parties billed LCR for the following:
  Purchase of products:
    CITGO                                                             78                 80                  52
    Equistar                                                         324                359                 425
    Lyondell                                                           1                 --                  --
    PDVSA                                                          1,259              1,474               1,796
    Petrozuata                                                        22                 --                  --
  Transportation charges:
    CITGO                                                              1                  1                   1
    Equistar                                                           3                  3                  --
    PDVSA                                                              3                  3                   1
  Services and cost sharing arrangements:
    CITGO                                                              8                  3                   2
    Equistar                                                          17                 19                  15
    Lyondell                                                           3                  3                   4

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

6.       INVENTORIES

Inventories consisted of the following components at December 31:

MILLIONS OF DOLLARS                     2002              2001
-------------------                     ----              ----
Finished goods                          $ 29              $ 42
Raw materials                             51                75
Materials and supplies                    13                13
                                        ----              ----
            Total inventories           $ 93              $130
                                        ====              ====

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

8.       LEASE COMMITMENTS

LCR leases crude oil storage facilities, computers, office equipment and other items under noncancelable operating lease arrangements for varying periods. As of December 31, 2002, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

MILLIONS OF DOLLARS
-------------------
2003                                                                 $   29
2004                                                                     12
2005                                                                     12
2006                                                                      9
2007                                                                      8
       Thereafter                                                        13
                                                                     ------
Total minimum lease payments                                         $   83
                                                                     ======

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

                           LYONDELL-CITGO REFINING LP

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

                                                                                     OTHER POSTRETIREMENT
                                                       PENSION BENEFITS                    BENEFITS
                                                   -----------------------        --------------------------
MILLIONS OF DOLLARS                                  2002           2001             2002             2001
-------------------                                --------       --------        ---------        ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, January 1                      $     97       $     70        $      31        $      32
Service cost                                              6              5                1                1
Interest cost                                             8              6                2                2
Plan amendments                                           1             --               --               --
Actuarial loss (gain)                                    15             21                3               (2)
Benefits paid                                            (3)            (5)              (2)              (2)
                                                   --------       --------        ---------        ---------
Benefit obligation, December 31                         124             97               35               31
                                                   --------       --------        ---------        ---------

CHANGE IN PLAN ASSETS:
Fair value of plan assets, January 1                     39             42               --               --
Actual return on plan assets                             (5)            (3)              --               --
Partnership contributions                                18              5                2                2
Benefits paid                                            (3)            (5)              (2)              (2)
                                                   --------       --------        ---------        ---------
Fair value of plan assets, December 31                   49             39               --               --
                                                   --------       --------        ---------        ---------

Funded status                                           (75)           (58)             (35)             (31)
Unrecognized actuarial and investment loss               59             38               14                8
Unrecognized prior service cost (benefit)                 3              2              (19)             (22)
                                                   --------       --------        ---------        ---------
Net amount recognized                              $    (13)      $    (18)       $     (40)       $     (45)
                                                   ========       ========        =========        =========

AMOUNTS RECOGNIZED IN BALANCE SHEETS:
Accrued benefit liability                          $    (13)      $    (18)       $     (40)       $     (45)
Additional minimum liability                            (32)           (17)              --               --
Intangible asset                                          3              2               --               --
Accumulated other comprehensive income                   29             15               --               --
                                                   --------       --------        ---------        ---------
Net amount recognized                              $    (13)      $    (18)       $     (40)       $     (45)
                                                   ========       ========        =========        =========

Pension plans with projected and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

MILLIONS OF DOLLARS                                  2002             2001
-------------------                                  ----             ----
Projected benefit obligations                        $123             $ 97
Accumulated benefit obligations                        93               74
Fair value of assets                                   49               39

                           LYONDELL-CITGO REFINING LP

Net periodic pension and other postretirement benefit costs included the following components:

                                                                                        OTHER POSTRETIREMENT
                                                   PENSION BENEFITS                           BENEFITS
                                          ---------------------------------       ---------------------------------
MILLIONS OF DOLLARS                        2002         2001          2000         2002         2001          2000
-------------------                       ------       ------        ------       ------       ------        ------
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
    Service cost                          $    6       $    5        $    4       $    1       $    1        $    1
    Interest cost                              8            6             6            2            2             2
    Actual loss on plan assets                 5            3             2          - -          - -           - -
    Less-unrecognized loss                    (9)          (7)           (5)         - -          - -           - -
                                          ------       ------        ------       ------       ------        ------
    Recognized gain on plan assets            (4)          (4)           (3)         - -          - -           - -
    Amortization of prior service costs      - -          - -           - -           (3)          (3)           (3)
    Amortization of actuarial and
      investment loss                          3            2           - -            1          - -             1
    Net effect of curtailments,
      settlements and special
      termination benefits                   - -          - -             2          - -            1           - -
                                          ------       ------        ------       ------       ------        ------
    Net periodic benefit cost             $   13       $    9        $    9       $    1       $    1        $    1
                                          ======       ======        ======       ======       ======        ======
    Special termination benefit charge    $  - -       $  - -        $    1       $  - -       $  - -        $  - -
                                          ======       ======        ======       ======       ======        ======

The assumptions used in determining net pension cost and net pension liability were as follows at December 31:

                                                                                        OTHER POSTRETIREMENT
                                                   PENSION BENEFITS                           BENEFITS
                                          ---------------------------------       ---------------------------------
                                           2002         2001          2000         2002         2001          2000
                                          ------       ------        ------       ------       ------        ------
Discount rate                              6.50%        7.00%         7.50%        6.50%        7.00%         7.50%
Expected return on plan assets             9.50%        9.50%         9.50%         N/A          N/A           N/A
Rate of compensation increase              4.50%        4.50%         4.50%        4.50%        4.50%         4.50%

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

MILLIONS OF DOLLARS
-------------------
2003                                            $    49
2004                                                 45
2005                                                 43
2006                                                 44
2007                                                 46
Thereafter through 2021                             419
                                                -------
   Total minimum contract payments              $   646
                                                =======

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

                               INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------
 3.1           Certificate of Incorporation, Certificate of Amendment of Certificate of Incorporation and By-
               laws of PDV America (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 3.1 filed with the Commission on June 2, 1993).

 4.1           Indenture, dated as of August 1, 1993, among PDV America, Propernyn, PDVSA and Citibank, N.A., as trustee, relating to PDV America's 7-1/4% Senior Notes due 1998, 7-3/4% Senior Notes due
               2000 and 7-7/8% Senior Notes due 2003, including the form of Senior Notes (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742,
               Exhibit 4.1 filed with the Commission on June 2, 1993).

 4.2           Indenture, dated February 27, 2003, between CITGO Petroleum Corporation, as Issuer, and The
               Bank of New York, as Trustee, relating to the $550,000,000 11-3/8% Senior Notes due 2011 of
               CITGO Petroleum Corporation (incorporated by reference to CITGO Petroleum Corporation's 2002
               Form 10-K, File No. 1-14380, Exhibit 4.2 filed with the Commission on March 24, 2003).

10.1           Crude Supply Agreement between CITGO Petroleum Corporation and Petroleos de Venezuela, S.A.,
               dated as of September 30, 1986 (incorporated by reference to PDV America, Inc.'s Registration
               Statement on Form F-1, File No. 33-63742, Exhibit 10.1 filed with the Commission on June 2,
               1993).

10.2           Supplemental Crude Supply Agreement dated as of September 30, 1986 between CITGO Petroleum
               Corporation and Petroleos de Venezuela, S.A. (incorporated by reference to PDV America, Inc.'s
               Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.2 filed with the Commission on June 2, 1993).

10.3           Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between Champlin Refining
               Company and Petroleos de Venezuela, S.A (incorporated by reference to PDV America, Inc.'s
               Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.3 filed with the Commission on June 2, 1993).

10.4           Supplemental Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between
               Champlin Refining Company and Petroleos de Venezuela, S.A. (incorporated by reference to PDV
               America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.4 filed with the Commission on June 2, 1993).

10.5           Contract for the Purchase/Sale of Boscan Crude Oil dated as of June 2, 1993 between Tradecal,
               S.A. and CITGO Asphalt Refining Company (incorporated by reference to PDV America, Inc.'s
               Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.1 filed with the Commission on June 2, 1993).

10.6           Restated Contract for the Purchase/Sale of Heavy/Extra Heavy Crude Oil dated December 28, 1990 among Maraven, S.A., Lagoven, S.A. and Seaview Oil Company (incorporated by reference to PDV
               America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.6 filed with the Commission on June 2, 1993).

10.7           Sublease Agreement dated as of March 31, 1987 between Champlin Petroleum Company, Sublessor, and Champlin Refining Company, Sublessee (incorporated by reference to PDV

               America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.7 filed with the Commission on June 2, 1993).

10.8           Contribution Agreement among Lyondell Petrochemical Company and LYONDELL-CITGO Refining
               Company, Ltd. and Petroleos de Venezuela, S.A (incorporated by reference to PDV America,
               Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.10 filed with the
               Commission on June 2, 1993).

10.9           Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company, Ltd. and Lagoven, S.A.
               dated as of May 5, 1993 (incorporated by reference to PDV America, Inc.'s Registration
               Statement on Form F-1, File No. 33-63742, Exhibit 10.11 filed with the Commission on June 2,
               1993).

10.10          Supplemental Supply Agreement dated as of May 5, 1993 between LYONDELL-CITGO Refining Company,
               Ltd. and Petroleos de Venezuela, S.A (incorporated by reference to PDV America, Inc.'s
               Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.12 filed with the Commission on June 2, 1993).

10.11          Tax Allocation Agreement dated as of June 24, 1993 among PDV America, Inc., VPHI Midwest,
               Inc., CITGO Petroleum Corporation and PDV USA, Inc., as amended (incorporated by reference to
               PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.13 filed with the Commission on June 2, 1993).

10.12          Second Amendment to the Tax Allocation Agreement among PDV America, Inc., VPHI Midwest, Inc.,
               CITGO Petroleum Corporation and PDV USA, Inc., dated as of January 1, 1997 (incorporated by reference to CITGO Petroleum Corporation's 2001 Form 10-K, File No. 1-12138, Exhibit 10.13(i)
               filed with the Commission on June 2, 1993).

10.13          Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated December 31, 1998
               (incorporated by reference to PDV America, Inc.'s 1998 Form 10-K, File No. 1-12138, Exhibit
               10.20 filed with the Commission on March 30, 1999).

10.14          Loan Agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of
               $130,000,000, dated November 10, 1998 (incorporated by reference to PDV America, Inc.'s 1998
               Form 10-K, File No. 1-12138, Exhibit 10.21 filed with the Commission on March 30, 1999).

10.15          Loan Agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of
               $130,000,000,dated November 10, 1998 (incorporated by reference to PDV America, Inc.'s 1998
               Form 10-K, File No. 1-12138, Exhibit 10.22 filed with the Commission on March 30, 1999).

10.16          Loan Agreement with PDVSA Finance Ltd. consisting of a Promissory Note in the amount of
               $38,000,000, dated July 2, 1999 (incorporated by reference to PDV America, Inc.'s 1999 Form
               10-K, File No. 1-12138, Exhibit 10.23 filed with the Commission on March 30, 2000).

12.1**         Computation of Ratio of Earnings to Fixed Charges.

21.1**         List of Subsidiaries of the Registrant.

23.1*          Consent of Independent Auditors.

23.2*          Consent of Independent Accountants of LYONDELL-CITGO Refining LP.

31.1*          Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
               as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by
               Aires Barreto, Chief Executive Officer.

31.2*          Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
               as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Luis
               Vierma, Chief Financial Officer.

32.1*          Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the
               Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Aires Barreto,
               Chief Executive Officer.

32.2*          Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the
               Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Luis Vierma,
               Chief Financial Officer.

-----------
* Filed Herewith

** Previously Filed