Form 10-Q/A
period 2003-03-31
PDV AMERICA INC
filed 2003-12-10
CIK 906422

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A

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

                                      N.A.
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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
               (Class)                          (outstanding at April 30, 2003)

================================================================================

PDV AMERICA, INC.

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

TABLE OF CONTENTS

                                                                                                                   PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.....................................................................    1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - March 31, 2003 and
              December 31, 2002..................................................................................    2

              Condensed Consolidated Statements of Income and Comprehensive Income -
              Three-Month Periods Ended March 31, 2003 and 2002 .................................................    3

              Condensed Consolidated Statement of Shareholder's Equity - Three-Month Period
              Ended March 31, 2003...............................................................................    4

              Condensed Consolidated Statements of Cash Flows - Three-Month Periods Ended
              March 31, 2003 and 2002............................................................................    5

              Notes to the Condensed Consolidated Financial Statements...........................................    6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................   17

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................   24

   Item 4.    Controls and Procedures............................................................................   29

PART II.       OTHER INFORMATION

   Item 1.    Legal Proceedings..................................................................................   30

   Item 6.    Exhibits and Reports on Form 8-K...................................................................   30

SIGNATURES.......................................................................................................   32

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2003           2002
                                                                                    (UNAUDITED)
                                                                                    ---------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $   494,912    $     40,337
  Accounts receivable, net                                                            1,035,596         905,178
  Due from affiliates                                                                    79,985          86,066
  Inventories                                                                           854,261       1,090,915
  Current portion of notes receivable from PDVSA                                        500,000         500,000
  Prepaid expenses and other                                                             67,103          76,384
                                                                                    -----------    ------------
            Total current assets                                                      3,031,857       2,698,880

NOTES RECEIVABLE FROM AFFILIATE                                                         298,000         298,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                   3,780,652       3,750,239

RESTRICTED CASH                                                                          23,522          23,486

INVESTMENTS IN AFFILIATES                                                               676,452         716,469

OTHER ASSETS                                                                            323,369         310,188
                                                                                    -----------    ------------

                                                                                    $ 8,133,852    $  7,797,262
                                                                                    ===========    ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $   507,470    $    830,769
  Payables to affiliates                                                                537,879         387,634
  Taxes other than income                                                               220,985         229,072
  Other                                                                                 269,166         299,810
  Income taxes payable                                                                   76,284               -
  Current portion of long-term debt                                                     531,170         690,325
  Current portion of capital lease obligation                                            22,713          22,713
                                                                                    -----------    ------------
            Total current liabilities                                                 2,165,667       2,460,323

LONG-TERM DEBT                                                                        1,561,520       1,109,861

CAPITAL LEASE OBLIGATION                                                                 24,251          24,251

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                             266,506         247,762

OTHER NONCURRENT LIABILITIES                                                            217,107         213,637

DEFERRED INCOME TAXES                                                                   896,447         862,191

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding             1               1
  Additional capital                                                                  1,532,435       1,532,435
  Retained earnings                                                                   1,495,592       1,372,456
  Accumulated other comprehensive loss                                                  (25,674)        (25,655)
                                                                                    -----------    ------------
            Total shareholder's equity                                                3,002,354       2,879,237
                                                                                    -----------    ------------

                                                                                    $ 8,133,852    $  7,797,262
                                                                                    ===========    ============

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

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                     COMMON STOCK          ADDITIONAL         RETAINED        COMPREHENSIVE
                                  SHARES     AMOUNT         CAPITAL           EARNINGS        INCOME (LOSS)          TOTAL
                                  ------     ------        ----------         --------        --------------      -----------
BALANCE, DECEMBER 31, 2002             1     $    1        $1,532,435        $1,372,456       $     (25,655)      $ 2,879,237

Net income                             -          -                 -           143,636                   -           143,636

Dividends paid                         -          -                 -           (20,500)                  -           (20,500)

Other comprehensive loss               -          -                 -                 -                 (19)              (19)

                                  ------     ------        ----------        ----------       -------------       -----------

BALANCE, MARCH 31, 2003                1     $    1        $1,532,435        $1,495,592       $     (25,674)      $ 3,002,354
                                  ======     ======        ==========        ==========       =============       ===========

See notes to condensed consolidated financial statements.

PDV AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                  ----------------------
                                                                     2003         2002
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                              $ 306,002    $  63,985
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (90,425)    (120,510)
  Proceeds from sales of property, plant and equipment                1,582          276
  Increase in restricted cash                                           (37)           -
  Investments in LYONDELL-CITGO Refining LP                         (14,900)     (15,400)
  Investments in and advances to other affiliates                    (1,250)      (2,967)
                                                                  ---------    ---------
            Net cash used in investing activities                  (105,030)    (138,601)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans                                 -       90,000
  Net repayments of revolving bank loans                           (279,300)     (66,500)
  Payments on loans from affiliates                                  (9,000)           -
  Proceeds from senior notes due 2011                               546,590            -
  Proceeds from senior secured term loan                            200,000            -
  (Payments on) proceeds from issuance of tax-exempt bonds          (75,000)      25,000
  Payments on taxable bonds                                               -      (25,000)
  Payments on master shelf agreement senior notes                   (50,000)     (25,000)
  Repurchase of senior notes due 2006                               (47,500)           -
  Debt issuance costs                                               (11,687)           -
  Dividends paid                                                    (20,500)           -
                                                                  ---------    ---------
            Net cash provided by (used in) financing activities     253,603       (1,500)
                                                                  ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    454,575      (76,116)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       40,337      116,069
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 494,912    $  39,953
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash (received) paid during the period for:
        Interest, net of amounts capitalized                      $  28,918    $  29,079
                                                                  =========    =========
        Income taxes (net of refund of $50,000 in 2002)           $ (45,801)   $ (45,561)
                                                                  =========    =========

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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Companies expect that the application of FIN 46 to variable interest entities in which they acquired an interest before February 1, 2003 will not have a material impact on their financial position or results of operations.

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

3.       INVENTORIES

         Inventories, primarily at LIFO, consist of the following:

                          MARCH 31,  DECEMBER 31,
                            2003         2002
                        (UNAUDITED)
                        ----------   ------------
                               (000s OMITTED)
Refined products         $  587,291   $  781,495
Crude oil                   178,770      221,422
Materials and supplies       88,200       87,998
                          ---------   ----------

                         $  854,261   $1,090,915
                         ==========   ==========

4.       LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2003           2002
                                                                             (UNAUDITED)
                                                                             -----------     ------------
                                                                                    (000s OMITTED)
Revolving bank loans                                                         $         -    $     279,300

Senior Secured Term Loan                                                         200,000                -

Senior Notes, $200 million face amount, due 2006 with
   interest rate of 7-7/8%                                                       149,929          199,898

Senior Notes due 2003 with interest rate of 7-7/8%                               499,806          499,661

Senior Notes, $550 million face amount, due 2011 with
    interest rate of 11-3/8%                                                     546,626                -

Private Placement Senior Notes, due 2003 to 2006 with
   interest rate of  9.30%                                                        45,455           45,455

Master Shelf Agreement Senior Notes, due 2003 to
   2009 with interest rates from 7.17% to 8.94%                                  185,000          235,000

Tax Exempt Bonds, due 2004 to 2032 with variable
   and fixed interest rates                                                      350,874          425,872

Taxable Bonds, due 2026 to 2028 with variable interest rates                     115,000          115,000
                                                                             -----------    -------------
                                                                               2,092,690        1,800,186
Current portion of long-term debt                                               (531,170)        (690,325)
                                                                             -----------    -------------

                                                                             $ 1,561,520    $   1,109,861
                                                                             ===========    =============

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

5.       INVESTMENT IN LYONDELL-CITGO REFINING LP

         LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 thousand barrels per day ("MBPD") refinery in Houston, Texas and is owned by subsidiaries of CITGO (41.25%) and Lyondell Chemical Company (58.75%) ("the Owners"). This refinery processes heavy crude oil supplied by PDVSA under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract.

         In April 1998, in February 1999 through October 2000 and in February 2001 through March 2003 PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. Most recently, LYONDELL-CITGO received notice of force majeure from PDVSA in December 2002. Crude oil was purchased in the spot market to replace the volume not delivered under the contract during December 2002. By February 2003, crude oil deliveries had returned to contract volumes and the force majeure was lifted March 6, 2003.

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

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                            (000s omitted)
                                                                    March 31,           December 31,
                                                                       2003                 2002
                                                                   -----------          ------------
                                                                   (Unaudited)
Carrying value of investment                                       $   480,052          $    518,279
Notes receivable                                                        35,278                35,278
Participation interest                                                      41%                   41%

Summary of LYONDELL-CITGO's financial position:
   Current assets                                                  $  271,000           $    357,000
   Non current assets                                               1,365,000              1,400,000
   Current liabilities:
        Distributions payable to partners                              74,000                181,000
        Other                                                         298,000                333,000
   Noncurrent liabilities (including debt of $450,000
       at March 31, 2003 and December 31, 2002)                       841,000                840,000
   Partners' capital                                                  423,000                403,000

                                                                      Three Months Ended March 31,
                                                                   ---------------------------------
                                                                       2003                 2002
                                                                   ----------           ------------
                                                                             (Unaudited)
Equity in net income                                               $    9,110           $     14,438
Cash distribution received                                             62,238                 16,715

Summary of LYONDELL-CITGO's operating results:
   Revenue                                                         $1,183,128           $    706,718
   Gross profit                                                        49,664                 60,312
   Net income                                                          28,180                 41,297

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

         ENVIRONMENTAL COMPLIANCE AND REMEDIATION - The Companies are subject to the federal Clean Air Act ("CAA") which includes the New Source Review ("NSR") program as well as the Title V air permitting program; the federal Clean Water Act which includes the National Pollution Discharge Elimination System program; the Toxic Substances Control Act; and the federal Resource Conservation and Recovery Act and their equivalent state programs. The Companies are required to obtain permits under all of these programs and believe they are in material compliance with the terms of these permits. The Companies do not have any material CERCLA liability because the former owners of many of the Companies' assets have by explicit contractual language assumed all or the material portion of CERCLA obligations related to those assets. This includes the Lake Charles refinery and the Lemont refinery.

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

         In 1992, CITGO reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at its Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. CITGO and the former owner of the refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the LDEQ. The LDEQ issued an administrative order in June 2002 that addressed the requirements and schedule for proceeding to develop and implement the corrective action or closure plan for these surface impoundments and related waste units. Compliance with the terms of the administrative order has begun. CITGO has incurred remediation costs to date related to these surface impoundments in the range of $40 to $50 million. Based on currently available information and proposed remedial approach, CITGO currently anticipates closure and post -closure costs related to these surface impoundments and related solid waste management units to range from $36 million to $41 million.

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

       GUARANTEES - As of March 31, 2003, CITGO has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an affiliate, bank debt of an equity investment, bank debt of customers and customer debt related to the acquisition of marketing equipment as shown in the following table:

                                                    (000s OMITTED)
Letters of credit                                     $ 32,979

Bank debt
     Affiliate                                          10,000
     Equity investment                                   5,500
     Customers                                           4,471

Financing debt of customers
     Equipment acquisition                               2,556
                                                      --------

     Total                                            $ 55,506
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

RESULTS OF OPERATIONS

         The following table summarizes the sources of our sales revenues and sales volumes for the three-month periods ended March 31, 2003 and 2002:

          PDV AMERICA SALES REVENUES AND VOLUMES

                                                    THREE MONTHS                THREE MONTHS
                                                   ENDED MARCH 31,             ENDED MARCH 31,
                                                  ------------------         ---------------------
                                                   2003       2002             2003         2002
                                                   ----       ----             ----         ----
                                                   ($ in millions)           (gallons in millions)

Gasoline                                          $  3,362   $ 2,110            3,366       3,340
Jet fuel                                               517       310              539         532
Diesel/#2 fuel                                       1,668       758            1,725       1,319
Asphalt                                                 70        41               92          77
Petrochemicals and industrial products                 567       298              616         499
Lubricants and waxes                                   142       130               66          59
                                                  ------------------         --------------------
      Total refined product sales                    6,326     3,647            6,404       5,826
Other sales and adjustments                             50        24
                                                  ------------------         --------------------
      Total sales                                 $  6,376   $ 3,671            6,404       5,826
                                                  ==================         ====================

         The following table summarizes our cost of sales and operating expenses for the three-month periods ended March 31, 2003 and 2002:

             PDV AMERICA COST OF SALES AND OPERATING EXPENSES

                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                              -------------------
                                                                               2003         2002
                                                                              -------      ------
                                                                                ($ in millions)
Crude oil                                                                     $ 1,780     $  892
Refined products                                                                3,506      2,130
Intermediate feedstocks                                                           458        266
Refining and manufacturing costs                                                  314        283
Other operating costs, expenses and inventory changes                             148        138
                                                                              -------     ------
       Total cost of sales and operating expenses                             $ 6,206     $3,709
                                                                              =======     ======

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

         Net cash used in investing activities in the three month period ended March 31, 2003 totaled $105 million consisting primarily of capital expenditures of $90 million. These capital expenditures include $43 million in spending to meet regulatory requirements, $18 million in spending for maintenance capital projects, and $29 million in strategic capital expenditures.

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

         Internally generated cash flow, together with borrowings available under our credit facilities, are expected to be sufficient to fund capital expenditures. In addition, we have taken steps to reduce our capital expenditures in 2003 by approximately $250 million, resulting in budgeted total 2003 expenditures of $460 million, and will reassess the economics of the postponed projects at a later date. We accomplished this reduction in capital expenditures by authorizing no new discretionary spending for 2003, suspending discretionary projects already underway where practical and delaying maintenance and regulatory projects. In addition, two major refinery maintenance turnarounds were delayed past 2003 so capital spending for these projects was also delayed. Of the $250 million spending reduction, 60% was discretionary, 27% was maintenance of the business and 13% was regulatory. The regulatory and maintenance of the business projects will be completed under a delayed schedule. Discretionary spending will be restarted as funds become available. Finally, we are continuing to review the timing and amount of scheduled expenditures under our planned capital spending programs, including regulatory and environmental projects in the near term.

         CITGO is required by various state regulations to demonstrate financial responsibility for environmental liability coverage, closure and post-closure care related to its facilities. Historically, CITGO has satisfied the requirements based upon the credit rating of its bonds and various financial ratios. CITGO's credit rating and 2002 financial ratios did not satisfy the requirements of the state of Louisiana and as a result, CITGO is required to present an alternate form of financial responsibility assurance. Possible options include, among other things, a letter of credit, an insurance policy, placing cash in a trust account or filing a request for a variance from the regulations of that state. Presently, CITGO is evaluating its options.

         We have outstanding letters of credit that support tax-exempt bonds that were issued previously for our benefit. Some of the providers of these outstanding letters of credit have indicated that they will not renew such letters of credit. As a result, we repurchased $75 million of tax-exempt bonds that were supported by these letters of credit in March 2003, $25 million in April 2003 and $8 million in May 2003. We expect that we will seek to reissue these tax-exempt bonds, with replacement letters of credit in support, if we are able to obtain such letters of credit from other financial institutions or, alternatively, we will seek to replace these tax-exempt bonds with new tax-exempt bonds that will not require letter of credit support. As of May 1, 2003, we have an additional $239 million of letters of credit outstanding that back or support other bond issues that we have issued through governmental entities, which are subject to renewal during the twelve month period ending March 31, 2004. We have not received any notice from the issuers of these additional letters of credit indicating an intention not to renew. Currently, we are working with a financial institution to renew a $127 million letter of credit facility that expires in June 2003 which supports $120 million of tax-exempt bonds. However, we cannot be certain that any of our letters of credit will be renewed, that we will be successful in obtaining replacements if they are not renewed, that any replacement letters of credit will be on terms as advantageous as those we currently hold or that we will be able to arrange for replacement tax-exempt bonds that will not require letter of credit support. To the extent that issuers of these letters of credit do not renew, the Company is not successful in obtaining replacements if they are not renewed, or that the Company is not successful in arranging for replacement tax-exempt bonds that will not require letter of credit support, this will increase the Company's cash needs and reduce its liquidity. We believe that we have and will continue to have sufficient liquidity to accommodate any of these potential outcomes.

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

    - On April 25, 2003, we completed a transaction that will provide approximately $50 million of liquidity from the transfer of title to a third party of certain of our refined products at the time those products are delivered into the custody of interstate pipelines. The terms of this transaction include an option to acquire like volumes of refined products from the third party at prevailing prices at predetermined transfer points. The transfer of title to certain refined products began in May 2003.

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

         Our debt instruments do not contain any covenants that trigger increased costs or burdens as a result of a change in our securities ratings. However, certain of our guarantee agreements, which support approximately $20 million of PDV Texas, Inc., an affiliate, letters of credit, require us to cash collateralize the applicable letters of credit upon a reduction of our credit rating below a stated level.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. We have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, our management has defined certain benchmarks consistent with its preferred risk profile for the environment in which we operate and finance our assets. We do not attempt to manage the price risk related to all of our inventories of crude oil and refined products. As a result, at March 31, 2003, we were exposed to the risk of broad market price declines with respect to a substantial portion of our crude oil and refined product inventories. As of March 31, 2003 CITGO's total crude and refined products inventory was 44 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 34 thousand barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

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

                  NON TRADING COMMODITY DERIVATIVES
                   OPEN POSITIONS AT MARCH 31, 2003

                                                                         MATURITY      NUMBER OF       CONTRACT      MARKET
       COMMODITY                           DERIVATIVE                      DATE        CONTRACTS        VALUE       VALUE (4)
       ---------                           ----------                      ----        ---------        -----       ---------
                                                                                                          ($ in millions)
                                                                                                      -----------------------
No Lead Gasoline (1)      Futures Purchased                                2003             20         $     0.8       $   0.8
                          Forward Purchase Contracts                       2003          3,307         $   133.0       $ 132.2
                          Forward Sales Contracts                          2003          2,685         $   100.6       $ 103.2

Distillates (1)           Futures Purchased                                2003            583         $    17.6       $  18.3
                          Futures Purchased                                2004            141         $     4.2       $   4.3
                          Futures Sold                                     2003             25         $     0.8       $   0.8
                          OTC Swaps (Pay Fixed/Receive Float)(3)           2003            120         $       -       $  (0.2)
                          Forward Purchase Contracts                       2003          1,717         $    79.4       $  73.6
                          Forward Sale Contracts                           2003          2,320         $    78.3       $  74.4

Crude Oil (1)             Listed Put Options Purchased                     2003            150         $       -       $     -
                          Listed Put Options Sold                          2003            600         $       -       $  (0.2)
                          Forward Purchase Contracts                       2003          2,681         $    81.7       $  76.6
                          Forward Sale Contracts                           2003            777         $    23.6       $  22.6

Natural Gas (2)           Listed Call Options Purchased                    2003             25         $       -       $     -
                          Listed Call Options Sold                         2003             25         $       -       $  (0.1)

Gas Crack (1)             OTC Swaps (Pay Float/Receive Fixed) (3)          2003            550         $       -       $  (0.1)

Heat Crack (1)            OTC Swaps (Pay Fixed/Receive Float) (3)          2003          1,150         $       -       $  (1.3)
                          OTC Swaps (Pay Float/Receive Fixed) (3)          2003          1,650         $       -       $   0.8

------------------------

(1)  1,000 barrels per contract

(2)  Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4)  Based on actively quoted prices.

                  NON TRADING COMMODITY DERIVATIVES
                  OPEN POSITIONS AT MARCH 31, 2002

                                                                         MATURITY    CONTRACTED        CONTRACT      MARKET
       COMMODITY                        DERIVATIVE                         DATE        VOLUME           VALUE       VALUE (4)
       ---------                        ----------                         ----      ----------         -----       ---------
                                                                                                          ($ in millions)
                                                                                                      -----------------------
No Lead Gasoline (1)    Futures Purchased                                  2002           441          $  15.1        $ 15.4
                        Futures Sold                                       2002           577          $  18.6        $ 20.0
                        Forward Purchase Contracts                         2002         2,826          $  86.5        $ 93.1
                        Forward Sale Contracts                             2002         1,350          $  41.9        $ 45.3

Distillates (1)         Futures Purchased                                  2002           926          $  25.1        $ 26.7
                        Futures Purchased                                  2003           152          $   3.9        $  4.4
                        Futures Sold                                       2002           882          $  22.5        $ 25.1
                        Forward Purchase Contracts                         2002         1,500          $  39.6        $ 41.1
                        Forward Sale Contracts                             2002         2,050          $  52.7        $ 57.1

Crude Oil (1)           Futures Purchased                                  2002           965          $  22.1        $ 25.3
                        Futures Sold                                       2002           856          $  21.4        $ 22.5
                        Futures Sold                                       2003            90          $   2.2        $  2.2
                        Listed Options Purchased                           2002         1,550          $     -        $  0.9
                        Listed Options Sold                                2002         1,550          $     -        $ (0.4)
                        OTC Swaps (Pay Floating/Receive Fixed)(3)          2002         1,260          $     -        $ (1.0)
                        OTC Swaps (Pay Fixed/Receive Floating)(3)          2002         1,830          $     -        $  1.7
                        Forward Purchase Contracts                         2002         5,021          $ 120.7        $132.4
                        Forward Sale Contracts                             2002         5,042          $ 119.0        $133.0

Natural Gas (2)         Futures Sold                                       2002            40          $   1.3        $  1.3

------------------------

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

                      NON TRADING INTEREST RATE DERIVATIVES
                    OPEN POSITIONS AT MARCH 31, 2003 AND 2002

                                                                   NOTIONAL
                                                   FIXED          PRINCIPAL
VARIABLE RATE INDEX       EXPIRATION DATE        RATE PAID         AMOUNT
-------------------       ---------------        ---------         ------
                                                               ($ in millions)
    J.J. Kenny             February 2005           5.30%          $    12
    J.J. Kenny             February 2005           5.27%               15
    J.J. Kenny             February 2005           5.49%               15
                                                                  -------
                                                                  $    42
                                                                  =======

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

                                DEBT OBLIGATIONS
                                AT MARCH 31, 2003

                                                                               EXPECTED
                                FIXED       AVERAGE FIXED     VARIABLE      AVERAGE VARIABLE
EXPECTED MATURITIES           RATE DEBT     INTEREST RATE    RATE DEBT       INTEREST RATE
-------------------           ---------     -------------    ---------      ----------------
                           ($ in millions)                ($ in millions)
      2003                     $  511          7.91%            $  -                 -
      2004                         31          8.02%              16              6.68%
      2005                         11          9.30%               -                 -
      2006                        201          8.10%             200              8.47%
      2007                         50          8.94%              12              8.92%
   Thereafter                     731         10.41%             330             10.54%
                               ------         -----             ----             -----
     Total                     $1,535          9.17%            $558              9.65%
                               ======         =====             ====             =====

   Fair Value                  $1,566                           $558
                               ======                           ====

                                DEBT OBLIGATIONS
                                AT MARCH 31, 2002

                                                                               EXPECTED
                                FIXED       AVERAGE FIXED      VARIABLE     AVERAGE VARIABLE
EXPECTED MATURITIES           RATE DEBT     INTEREST RATE     RATE DEBT      INTEREST RATE
-------------------           ---------     -------------     ---------     ----------------
                           ($ in millions)                 ($ in millions)

      2002                     $   11         9.30%             $115             3.45%
      2003                        560         7.98%              300             5.15%
      2004                         31         8.02%               16             6.52%
      2005                         12         9.30%                -                -
      2006                        252         8.06%                -                -
   Thereafter                     128         7.85%              484             9.85%
                               ------         ----              ----             ----
     Total                     $  994         8.01%             $915             7.45%
                               ======         ====              ====             ====

   Fair Value                  $  987                           $915
                               ======                           ====

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed by the following officers:

                  31.1 Filed by Aires Barreto, Chief Executive Officer.

                  31.2 Filed by Luis Vierma, Chief Financial Officer.

                  Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed by the following officers:

                  32.1 Filed by Aires Barreto, Chief Executive Officer.

                  32.2 Filed by Luis Vierma, Chief Financial Officer.

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

                                PDV AMERICA, INC.

Date: December 8, 2003                      /s/ Paul Largess
                                            -----------------------------------
                                            Paul Largess
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS


                  Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed by the following officers:

                  31.1 Filed by Aires Barreto, Chief Executive Officer.

                  31.2 Filed by Luis Vierma, Chief Financial Officer.

                  Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed by the following officers:

                  32.1 Filed by Aires Barreto, Chief Executive Officer.

                  32.2 Filed by Luis Vierma, Chief Financial Officer.